Form 10QSB
period 2005-11-30
CIGNUS VENTURES INC.
filed 2006-02-10
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the quarterly period ended November 30, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51714

CIGNUS VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	74-3152432
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

206 – 1480 Gulf Road
Point Roberts, WA 98281	(360) 483-9517
(Address of principal executive offices)	Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 9, 2006, the Issuer had 16,000,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐     No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2005 are not necessarily indicative of the results that can be expected for the year ending August 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", and “Cignus” mean Cignus Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

FIRST QUARTER CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	NOVEMBER 30	AUGUST 31
	2005	2005
	(Unaudited)	(Audited)

ASSETS

Current
Cash	$67,491	$87,074
Prepaid expenses	-	5,000
	67,491	92,074

Office Equipment, net (Note 3)	1,524	-

	$69,015	$92,074

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,242	$700

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001
per share

Issued and outstanding:
16,000,000 common shares	16,000	16,000

Additional paid-in capital	114,000	114,000

Deficit Accumulated During The Exploration Stage	(62,227)	(38,626)
	67,773	91,374

	$69,015	$92,074

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

		CUMULATIVE
		PERIOD FROM
	THREE	INCEPTION
	MONTHS	MARCH 10
	ENDED	2005 TO
	NOVEMBER 30	NOVEMBER 30
	2005	2005

Revenue	$-	$-

Expenses
Amortization	89	89
Management fees	7,500	21,600
Professional fees	9,754	17,994
Mineral property acquisition	-	5,000
Mineral property exploration costs	-	6,000
Incorporation costs	-	1,271
Travel and promotion	1,208	2,851
Transfer and filing fees	2,166	2,166
Office and sundry	2,884	5,256

Net Loss For The Period	$23,601	$62,227

Basic And Diluted Loss Per Common Share	$(0.00)

Weighted Average Number Of Common Shares
Outstanding	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

		CUMULATIVE
		PERIOD FROM
	THREE	INCEPTION
	MONTHS	MARCH 10
	ENDED	2005 TO
	NOVEMBER 30	NOVEMBER 30
	2005	2005

Cash Flows From Operating Activities
Net loss for the period	$(23,601)	$(62,227)

Changes in net cash operating working capital items:
Prepaid expenses	5,000	-
Accounts payable and accrued liabilities	542	1,242
Amortization	89	89
	(17,970)	(60,896)

Cash Flows From Financing Activity
Issue of common stock	-	130,000

Cash Flows From Investing Activity
Office equipment purchase	(1,613)	(1,613)

(Decrease) Increase In Cash	(19,583)	67,491

Cash, Beginning Of Period	87,074	-

Cash, End Of Period	$67,491	$67,491

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

PERIOD FROM INCEPTION, MARCH 10, 2005, TO NOVEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, March 10, 2005	-	$-	$-	$-	$-

March 21, 2005 – Stock
issued for cash at $0.001	10,000,000	10,000	-	-	10,000
May 31, 2005 – Stock issued
for cash at $0.02	6,000,000	6,000	114,000	-	120,000
Net loss for the period	-	-	-	(38,626)	(38,626)

Balance, August 31, 2005	16,000,000	16,000	114,000	(38,626)	91,374

Net loss for the period	-	-	-	(23,601)	(23,601)

Balance, November 30, 2005	16,000,000	$16,000	$114,000	$(62,227)	$67,773

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These first quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2 for the fiscal year ended August 31, 2005. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form SB-2 for the fiscal year ended August 31, 2005, has been omitted. The results of operations for the three month period ended November 30, 2005 are not necessarily indicative of results for the entire year ending August 31, 2006.

Organization

Cignus Ventures Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 10, 2005. The Company’s principal executive offices are in Point Roberts, Washington.

On March 21, 2005, the Company formed a wholly-owned subsidiary, known as CVI Exploration Ltd. (“CVI”), a company incorporated in British Columbia, Canada.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations. The Company is an exploration stage company as defined in the Statement of Financial Accounting Standards No. 7.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern (Continued)

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $62,227 for the period from March 10, 2005 (inception) to November 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CVI Exploration Ltd. (a British Columbia corporation). All significant inter-company balances and transactions have been eliminated on consolidation.

Mineral Property Acquisition Payments and Exploration Costs

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Mineral Property Acquisition Payments and Exploration Costs (Continued)

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

Exploration Stage Enterprise

The Company’s financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mineral properties in British Columbia, Canada. Until such properties are acquired and developed, the Company will continue to prepare its consolidated financial statements and related disclosures in accordance with entities in the exploration stage.

Office Equipment

Office equipment consisting of computer hardware is recorded at cost and is being amortized using the straight-line method over its estimated useful life of 3 years.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

3.	OFFICE EQUIPMENT

		ACCUMULATED	NET BOOK
	COST	AMORTIZATION	VALUE

Computer equipment	$1,613	$89	$1,524

4.	MINERAL PROPERTY

On March 23, 2005, the Company, through its wholly owned subsidiary, entered into a purchase agreement to acquire an undivided 100% interest in two mineral claims with 15 units (known as the “Moscena Claims”) located in the Alberni Mining Division of British Columbia. The consideration was $5,000 cash (paid) on execution of the agreement.

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

	I.	Complete exploration work of $100 per claim each year for three years, then $200 per claim each year afterwards; or

	II.	The payment of the equivalent of cash in lieu prior to August 13, 2006.

5.	COMMON STOCK

On March 21, 2005, pursuant to a private placement the Company sold 10,000,000 shares of its common stock at $0.001 per share for cash.

On May 31, 2005, pursuant to a private placement the Company sold 6,000,000 shares of its common stock at $0.02 per share for cash.

The Company has no stock option plan, warrants or other dilutive securities.

6.	RELATED PARTY TRANSACTIONS

During the period the Company paid management fees in the amount of $7,500 to a director of the Company.

During the year, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

7.

CONTINGENCY, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has a contractual obligation to pay a management fee to a director of the Company $2,500 on a month-to-month basis.

Otherwise, the Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in two mineral claims known as Moscena 1 and Moscena 2 comprised of a 15 unit grid claim block totaling 500 hectares located on the west coast of Vancouver Island, British Columbia in the Alberni Mining Division. Title to our mineral claims is held by our wholly owned subsidiary, CVI Exploration Ltd., the owner of the Moscena Claims. Our plan of operation is to conduct mineral exploration activities on the Moscena Claims in order to assess whether they possess mineral deposits of copper, silver, and gold capable of commercial extraction.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Acquisition of the Moscena Claims

Our wholly owned subsidiary, CVI Exploration Ltd., a British Columbia company, entered into an arms-length purchase agreement dated March 23, 2005 with Larry R.W. Sostad, pursuant to which our subsidiary acquired a 100% interest in the Moscena Claims for cash consideration of $5,000.

Description of Property and Location of Moscena Mineral Claims

The Moscena Claims property is comprised of two mineral claims with a total area of approximately 500 hectares, located on the west coast of Vancouver Island, British Columbia. The Moscena property was staked as two contiguous claims totaling 15 units. However, the 10-unit Moscena 2 claim on the west covers a portion of reserved ground that is excluded from the west side of the claim resulting in its irregular border. Thus the effective area of the two claims is approximately 500 acres.

Current State of Exploration

We have only recently commenced exploration of the Moscena Claims and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

Phase I Exploration

The results of the June 1, 2005 geological report on the Moscena Claims prepared by our geological consultant, Mr. Sookochoff, concluded that the property covers a number of quartz veins containing localized gold values that may be potentially developed to economic mineral zones. The report concluded that the reported banding of the veins are an indication that the veins may be epithermal requiring further exploration. The report suggested that we proceed with the four phase exploration program outlined.

Phase I of our exploration program was completed in early June, 2005. The Phase I exploratory program was conducted over a period of three days and consisted of confirmation of past results by blast trenching, sampling and relocation of mineralized zones and structural features. Pursuant to the Phase I report, a total of four rock trenches were blasted, five grab samples were selected for assay, and the immediate adit/vein was prospected. The grab samples revealed the following results:

Trench No.	Location	Sample No.	Description	Oz/t Ag	‘oz/t Au
1	H Vein	Moscena 1	Quartz grab	Trace	.002
2	F Vein	Moscena 2	Quartz grab	Trace	Trace
3	E Vein	Moscena 3	Quartz grab	Trace	Trace
4	Shaft Vein	Moscena 4	Quartz grab	12.12	0.716
4	Shaft Vein	Moscena 5	Quartz grab	9.59	7.34

The Phase I report confirmed the existence of the veins on the Moscena Property as indicated on historical maps and that the veins, although of narrow width, appear to contain localized significant amounts of sulphides which may indicate gold values. The report recommended that systematic sampling of the veins and host rock with analysis of the vein material would be required to determine the nature of the veins and potential mineral controls pursuant to Phase II of the exploration program. The second phase of our exploration program is anticipated to commence during the summer exploration season of 2006.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Moscena Claims in order to assess whether the claims possess mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of copper, silver and gold mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

We received the geological evaluation report on the Moscena Claims entitled "Geological Evaluation Report on the Moscena Property" prepared by Laurence P. Sookochoff, P.Eng. on June 1, 2005. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

In his geological report, Mr. Sookochoff, recommended that a four phase exploration program, at an approximate cost of $48,500, be undertaken on the property to assess its potential to host copper, silver, and gold mineralization. The four phase program consists of the following:

Phase	Exploration Program	Cost	Status
I	Trenching, Sampling and Prospecting of Moscena Property	$6,000	Completed in June, 2005
II	Coverage of the Maple Leaf veined area with a VLF-EM survey for a structural analysis; local geochem surveys over “anomalous” zones	$ 5,000	To be completed in the summer exploration season of 2006
III	Sampling and geological mapping of the veins within anomalous zones	$7,500	To be completed in 2006 based on the results of Phase II
IV	Test diamond drilling of the prime targets	$30,000	To be completed in 2007 based on the results of Phase III
	Total Estimated Cost of Four Phase Exploration Program	$48,500

Phase I of our exploration program was completed in early June, 2005. The Phase I exploratory program consisted of confirmation of past results by blast trenching and sampling and relocation of mineralized zones and structural features. The second phase consisting of compilation and correlation of all data and reconnaissance soil geochemical sampling and geological mapping is anticipated to commence in the summer exploration season of 2006.

Our cash on hand as of December 31, 2005 is $55,464. We have sufficient cash on hand to pay the costs of Phase II, III and IV of our proposed exploration program. However, we will require additional financing in order to proceed with any additional work beyond Phase IV of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase IV of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase IV of our exploration program.

A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage.

During this exploration stage, our president will be devoting approximately 60% of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months; nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all tools needed for the exploratory work being conducted.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$10,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$10,000
Management Fees	$30,000
TOTAL	$53,000

Our total expenditures over the next twelve months are anticipated to be approximately $53,000. Our cash on hand as of December 31, 2005 is $55,464. We have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program and to fund our operations for the next twelve months.

REVENUE

Our plan of operation is to conduct mineral exploration activities on the Moscena Claims in order to assess whether they possess mineral deposits of copper, silver and gold capable of commercial extraction. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

ADMINISTRATIVE EXPENSES

We incurred administrative expenses in the amount of $62,227 for the period from March 10, 2005 (inception) to November 30, 2005. Administrative expenses for this period included the following expenses:

	Three Months Ended	Period From Inception
Administrative Expenses	November 30, 2005	to November 30, 2005
Amortization	$89	$89
Management Fees	7,500	21,600
Professional Fees	9,754	17,994
Mineral Property Acquisition	-	5,000
Mineral Property Exploration Costs	-	6,000
Incorporation Costs	-	1,271

	Three Months Ended	Period From Inception
Administrative Expenses	November 30, 2005	to November 30, 2005
Travel and Promotion	1,208	2,851
Transfer and Filing Fees	2,166	2,166
Office and Sundry	2,884	5,256
Total Administrative Expenses	$23,601	$62,227

We anticipate our operating expenses will increase as we undertake our plan of operation. The increase will be attributable to our continuing exploration of our Moscena Claims. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At November 30,		Percentage
	2005	At August 31, 2005	Increase / (Decrease)
Current Assets	$69,015	$92,074	(33)%
Current Liabilities	1,242	700	77.4%
Working Capital	$67,773	$91,374	(26)%

Cash Flows

	Three Months Ended	From Inception to
	November 30, 2005	November 30, 2005
Cash Flows Used In Operating Activities	$(17,970)	$(60,896)
Cash Flows Used In Investing Activities	(1,613)	(1,613)
Cash Flows From Financing Activities	-	130,000
Net Increase (Decrease) In Cash During Period	$(19,583)	$67,491

The decreases in our working capital surplus at November 30, 2005 from August 31, 2005, and the increases in our cash used during the three month period ended November 30, 2005, from the comparable period from inception (March 10, 2005) to August 31, 2005 are primarily a result of the increase in our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the three month period ended November 30, 2005.

As of December 31, 2005, our cash on hand is $55,464. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

Future Financing

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at November 30, 2005 and for all periods presented in the attached financial statements, have been included. Interim results for the three month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended November 30, 2005.

Consolidation

The consolidated financial statements accompanying this quarterly report include the accounts of Cignus and its wholly-owned subsidiary, CVI Exploration Ltd. (a British Columbia corporation). All significant inter-company balances and transactions have been eliminated on consolidation.

Mineral Properties and Exploration Expenditures

We expense all costs incurred on mineral properties to which we have secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

We follow a policy of expensing exploration expenditures until a production decision in respect of the project and we are reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we devote substantially all of our efforts to acquiring and exploring mineral properties in British Columbia, Canada. Until such properties are acquired and developed, we will continue to prepare our consolidated financial statements and related disclosures in accordance with entities in the exploration stage.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove to contain mineral reserves. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of December 31, 2005, we had cash in the amount of $55,464. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We have completed Phase I of our recommended geological work program and have sufficient cash on hand to complete Phase II, III and IV of our proposed exploration program. However, we will need additional financing to proceed past Phase IV of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from our Phase II exploration program expected to commence in the summer exploration season of 2006, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $62,227 for the period from March 10, 2005 (inception) to November 30, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford & Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining, if an investment in Cignus is suitable.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. Our Moscena Claims do not contain a known body of commercial ore and, therefore, any program conducted on the Moscena Claims would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the Moscena Claims will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of Phase II of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve containing gold, copper, or silver or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and investors will lose their investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability is subject to further risks including:

  Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
  Availability and costs of financing;
  Ongoing costs of production; and
  Environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Moscena Claims, and such other factors as government regulations, including regulations relating to allowable production, importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time, we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration.

The Moscena Claims property comprises four mineral claims with a total area of 500 acres, located on the west coast of Vancouver Island, British Columbia, northeast of Tofino. The claims are accessible by floatplane from Tofino, British Columbia, and by land via highway 4 and the Tofino highway. The area of the Moscena Claims is an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. Winters are often severe with rain, freezing rain, wind, and snow common between November and March. Access to the Moscena Claims may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

As we undertake exploration of our mineral claims, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Our annual cost of compliance with the Mineral Tenure Act is presently approximately $1,245 per year. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

Because our executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Mr. David K. Ryan, our sole executive officer and director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

Because our president, Mr. David K. Ryan, owns 62.5% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Ryan are inconsistent with the best interests of other stockholders.

Mr. David K. Ryan, our sole executive officer and director, controls 62.5% of our issued and outstanding shares of common stock. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. Ryan is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Ryan is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Ryan exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Ryan due to his stock ownership position in Cignus will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our articles of incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Ryan to their detriment, and (iii) control over transactions between him and Cignus.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

We completed an offering of 6,000,000 shares of our common stock at a price of $0.02 per share to investors in May, 2005. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be lower. This condition is often referred to as "dilution". The result of this could reduce the value of investors’ stock.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

There is currently no market for our common stock and we can provide no assurance that a market will develop. We intend to apply for trading of our common stock on the OTC Bulletin Board. However, we can provide no assurance that our shares will be approved for trading on the OTC Bulletin Board or, if traded, that a public market will materialize. If our common stock is not traded on the OTC Bulletin Board or if a public market for our common stock does not develop, stockholders may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

As our business assets and our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our directors and officers

Our business assets are located in Canada and our directors and officers are residents of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our directors or officers, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities.

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

A market for our common stock may never develop. We have applied for quotation of our common stock on the Over-The-Counter Bulletin Board. However, our shares may never be traded on the bulletin board or, if traded, a public market may not materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We registered the resale of 6,000,000 shares of our common stock (the “Shares”) offered by selling stockholders of Cignus at a price of $0.04 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-129965), effective at 12:00 pm (Eastern Time) on January 12, 2006 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We are paying all expenses of the Offering. No portion of these expenses will be paid by the selling stockholders. The selling stockholders, however, will pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits

3.1	Articles of Incorporation. (1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate(1)

10.1	Purchase Agreement dated March 23, 2005 between Larry Sostad and CVI Exploration Ltd.(1)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on November 25, 2005, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended November 30, 2005. We have not filed any Current Reports on Form 8-K since November 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNUS VENTURES INC.

Date: February 9, 2006	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)