Form 10QSB
period 2006-02-28
CIGNUS VENTURES INC.
filed 2006-04-11
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2006

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________________ to ________________

COMMISSION FILE NUMBER 000-51714

CIGNUS VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	74-3152432
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

206 – 1480 Gulf Road
Point Roberts, WA 98281
(Address of principal executive offices)

(360) 483-9517
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 6, 2006, the Issuer had 16,000,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended February 28, 2006 are not necessarily indicative of the results that can be expected for the year ending August 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", and “Cignus” mean Cignus Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

SECOND QUARTER CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	FEBRUARY 28	AUGUST 31
	2006	2005

ASSETS

Current
Cash	$39,135	$87,074
Prepaid expenses	2,500	5,000
	41,635	92,074

Office Equipment, net	1,389	-

	$43,024	$92,074

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,237	$700

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001
per share

Issued and outstanding:
16,000,000 common shares	16,000	16,000

Additional paid-in capital	114,000	114,000

Deficit Accumulated During The Exploration Stage	(89,213)	(38,626)
	40,787	91,374

	$43,024	$92,074

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	SIX	INCEPTION
	MONTHS	MONTHS	MARCH 10
	ENDED	ENDED	2005 TO
	FEBRUARY 28	FEBRUARY 28	FEBRUARY 28
	2006	2006	2006

Revenue	$-	$-	$-

Expenses
Amortization	135	224	224
Management fees	7,500	15,000	29,100
Professional fees	14,575	24,329	32,569
Mineral property acquisition	-	-	5,000
Mineral property exploration costs	-	-	6,000
Incorporation costs	-	-	1,271
Travel and promotion	1,550	2,758	4,401
Transfer and filing fees	1,244	3,410	3,410
Office and sundry	1,982	4,866	7,238

Net Loss For The Period	$26,986	$50,587	$89,213

Basic And Diluted Loss Per Common
Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	16,000,000	16,000,000

Prior year comparative figures are not presented because the Company was incorporated on March 10, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
	THREE	SIX	INCEPTION
	MONTHS	MONTHS	MARCH 10
	ENDED	ENDED	2005 TO
	FEBRUARY 28	FEBRUARY 28	FEBRUARY 28
	2006	2006	2006

Cash Flows From Operating Activities
Net loss for the period	$(26,986)	$(50,587)	$(89,213)

Changes in net cash operating working
capital items:
Prepaid expenses	(2,500)	2,500	(2,500)
Accounts payable and accrued liabilities	995	1,537	2,237
Amortization	135	224	224
	(28,356)	(46,326)	(89,252)

Cash Flows From Financing Activity
Issue of common stock	-	-	130,000

Cash Flows From Investing Activity
Office equipment purchase	-	(1,613)	(1,613)

(Decrease) Increase In Cash	(28,356)	(47,939)	39,135

Cash, Beginning Of Period	67,491	87,074	-

Cash, End Of Period	$39,135	$39,135	$39,135

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Prior year comparative figures are not presented because the Company was incorporated on March 10, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These second quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form SB-2 for the fiscal year ended August 31, 2005. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form SB-2 for the fiscal year ended August 31, 2005, has been omitted. The results of operations for the six month period ended February 28, 2006 are not necessarily indicative of results for the entire year ending August 31, 2006.

Organization

Cignus Ventures Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 10, 2005. The Company’s principal executive offices are in Vancouver, British Columbia, Canada.

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

FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern (Continued)

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $89,213 for the period from March 10, 2005 (inception) to February 28, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, CVI Exploration Ltd. (a British Columbia corporation). All significant inter- company balances and transactions have been eliminated on consolidation.

Mineral Property Acquisition Payments and Exploration Costs

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probably reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006
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

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project. The Company does not set a pre-determined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re- evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed on the stage of commercial production will be amortized to operations through unit-of-production depletion.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Office Equipment

Office equipment consisting of computer hardware is recorded at cost and is being amoritzed using the straight-line method over its estimated useful life of 3 years.

3.	OFFICE EQUIPMENT

		ACCUMULATED	NET BOOK
	COST	AMORTIZATION	VALUE

Computer equipment	$1,613	$224	$1,389

4.	MINERAL PROPERTY

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

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006
(Unaudited)
(Stated in U.S. Dollars)

5.	COMMON STOCK

On March 21, 2005, pursuant to a private placement the Company sold 10,000,000 shares of its common stock at $0.001 per share for cash.

On May 31, 2005, pursuant to a private placement the Company sold 6,000,000 shares of its common stock at $0.02 per share for cash.

The Company has no stock option plan, warrants or other dilutive securities.

6.	RELATED PARTY TRANSACTIONS

During the period, the Company paid management fees in the amount of $15,000 to a director of the Company.

During the period, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

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

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in two mineral claims known as Moscena 1 and Moscena 2 (together the “Moscena Claims”) comprised of a 15 unit grid claim block located on the west coast of Vancouver Island, British Columbia in the Alberni Mining Division. Title to our mineral claims is held by our wholly owned subsidiary, CVI Exploration Ltd., the owner of the Moscena Claims. Our plan of operation is to continue to conduct mineral exploration activities on the Moscena Claims in order to assess whether they possess mineral deposits of copper, silver, and gold capable of commercial extraction.

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

Phase I Exploration

The results of the June 1, 2005 geological report on the Moscena Claims prepared by our geological consultant, Mr. Sookochoff, concluded that the property covers a number of quartz veins containing localized gold values that may be potentially developed to economic mineral zones. The report concluded that the reported banding of the veins is an indication that the veins may be epithermal requiring further exploration. The report suggested that we proceed with the four phase exploration program outlined.

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

Phase II Exploration

During our second fiscal quarter ended February 28, 2006, we attempted to commence Phase II of our exploration program, however, due to weather conditions, our consulting geologist Laurence P. Sookochoff, determined that the Phase II program be carried out during the summer exploration season.

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

In his geological report, Mr. Sookochoff, recommended that a four phase exploration program, at an approximate cost of $48,500, be undertaken on the property to assess its potential to host copper, silver, and gold mineralization. The four phase program consists of the following:

Phase	Exploration Program	Cost	Status
I	Trenching, Sampling and Prospecting of Moscena Property	$6,000	Completed in June, 2005

II	Coverage of the Maple Leaf veined area with a VLF- EM survey for a structural analysis; local geochem surveys over “anomalous” zones	$5,000	To be completed in the summer exploration season of 2006
III	Sampling and geological mapping of the veins within anomalous zones	$7,500	To be completed in 2006 based on the results of Phase II
IV	Test diamond drilling of the prime targets	$30,000	To be completed in 2007 based on the results of Phase III
	Total Estimated Cost of Four Phase Exploration Program	$48,500

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

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$10,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$10,000
Management Fees	$30,000
TOTAL	$53,000

Our total expenditures over the next twelve months are anticipated to be approximately $53,000. Our cash on hand as of February 28, 2006 is $39,135. We do not have sufficient cash on hand to pay our estimated expenses over the next twelve months and will require additional financing in order to proceed with any additional work beyond Phase IV of our exploration program. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available.

REVENUE

Our plan of operation is to continue to conduct mineral exploration activities on the Moscena Claims in order to assess whether they possess mineral deposits of copper, silver and gold capable of commercial extraction. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

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

ADMINISTRATIVE EXPENSES

We incurred administrative expenses in the amount of $89,213 for the period from March 10, 2005 (inception) to February 28, 2006. Administrative expenses for this period included the following expenses:

	Six Months Ended	Period From Inception
Administrative Expenses	February 28, 2006	to February 28, 2006
Amortization	$224	$224
Management Fees	15,000	29,100
Professional Fees	24,329	32,569
Mineral Property Acquisition	-	5,000
Mineral Property Exploration Costs	-	6,000
Incorporation Costs	-	1,271
Travel and Promotion	2,758	4,401
Transfer and Filing Fees	3,410	3,410
Office and Sundry	4,866	7,238
Total Administrative Expenses	$50,587	$89,213

We anticipate our operating expenses will increase as we undertake our plan of operation with the increases attributable to our continuing exploration of our Moscena Claims and our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At February 28, 2006	At August 31, 2005	Increase / (Decrease)
Current Assets	$41,635	$92,074	(54.8)%
Current Liabilities	2,237	700	219.6%
Working Capital	$39,398	$91,374	(56.9)%

Cash Flows
	Six Months Ended	From Inception to
	February 28, 2006	February 28, 2006
Cash Flows Used In Operating Activities	$(46,326)	$(89,252)
Cash Flows Used In Investing Activities	(1,613)	(1,613)
Cash Flows From Financing Activities	-	130,000
Net Increase (Decrease) In Cash During Period	$(47,939)	$39,135

The decreases in our working capital surplus at February 28, 2006 from August 31, 2005, and the increases in our cash used during the six month period ended February 28, 2006, from the comparable period from inception (March 10, 2005) to August 31, 2005 are primarily a result of the increase in our professional fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the six month period ended February 28, 2006.

Future Financing

As of February 28, 2006, our cash on hand is $39,135. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for exploration work beyond Phase IV of our exploration program, and no potential lines of credit or sources of financing are currently available.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 28, 2006 and for all periods presented in the attached financial statements, have been included. Interim results for the six month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended February 28, 2006.

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

Our current operating funds are sufficient to complete the proposed exploration program; however, they will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove to contain mineral reserves. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of February 28, 2006 we had cash in the amount of $39,135. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We have completed Phase I of our recommended geological work program and have sufficient cash on hand to complete Phase II, III and IV of our proposed exploration program. However, we will need additional financing to proceed past Phase IV of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from our Phase II exploration program expected to commence in the summer exploration season of 2006, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $89,213 for the period from March 10, 2005 (inception) to February 28, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford & Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining, if an investment in Cignus is suitable.

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

-

Costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;

-	Availability and costs of financing;
-	Ongoing costs of production; and
-	Environmental compliance regulations and restraints.

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

The Moscena Claims property comprises four mineral claims with a total area of 375 hectares located on the west coast of Vancouver Island, British Columbia, northeast of Tofino. The claims are accessible by floatplane from Tofino, British Columbia, and by land via highway 4 and the Tofino highway. The area of the Moscena Claims is an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. Winters are often severe with rain, freezing rain, wind, and snow common between November and March. Access to the Moscena Claims may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

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

Our annual cost of compliance with the Mineral Tenure Act is presently approximately $1,417 per year. The Moscena Claims expire on August 12, 2006. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is CDN$4.40 per hectare (approximately US$3.78 per hectare) in the first three years and CDN$8.40 per hectare (approximately US$7.22 per hectare) in subsequent years. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

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

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

  With a price of less than $5.00 per share;

  That are not traded on a “recognized” national exchange;

  Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

  In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

None.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended February 28, 2006. We have not filed any Current Reports on Form 8-K since February 28, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNUS VENTURES INC.

Date: April 6, 2006	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)