Form 10QSB
period 2006-05-31
CIGNUS VENTURES INC.
filed 2006-07-11
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2006

[  ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51714

CIGNUS VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	74-3152432
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

#206 – 1480 Gulf Road
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip code)

(360) 483-9517
Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 5, 2006, the Issuer had 16,000,000 Shares of Common Stock
outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended May 31, 2006 are not necessarily indicative of the results that can be expected for the year ending August 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company”, and “Cignus” mean Cignus Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

THIRD QUARTER CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	MAY 31	AUGUST 31
	2006	2005

ASSETS

Current
Cash	$17,346	$87,074
Prepaid expenses	308	5,000
	17,654	92,074

Office Equipment, net	1,255	-

	$18,909	$92,074

LIABILITIES

Current
Accounts payable and accrued liabilities	$2,815	$700

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001
per share

Issued and outstanding:
16,000,000 common shares	16,000	16,000

Additional paid-in capital	114,000	114,000

Deficit Accumulated During The Exploration Stage	(113,906)	(38,626)
	16,094	91,374

	$18,909	$92,074

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

				CUMULATIVE
			PERIOD FROM	PERIOD FROM
	THREE	NINE	INCEPTION	INCEPTION
	MONTHS	MONTHS	MARCH 10	MARCH 10
	ENDED	ENDED	2005 TO	2005 TO
	MAY 31	MAY 31	MAY 31	MAY 31
	2006	2006	2005	2006

Revenue	$-	$-	$-	$-

Expenses
Amortization	134	358	-	358
Incorporation costs	-	-	1,150	1,271
Management fees	7,500	22,500	6,600	36,600
Mineral property acquisition	-	-	5,000	5,000
Mineral property exploration costs	5,000	5,000	-	11,000
Office and sundry	1,753	6,619	3,112	8,991
Professional fees	8,339	32,668	3,898	40,908
Transfer and filing fees	815	4,225	-	4,225
Travel and promotion	1,152	3,910	523	5,553

Net Loss For The Period	$24,693	$75,280	$20,283	$113,906

Basic And Diluted Loss Per
Common Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number Of
Common Shares Outstanding	16,000,000	16,000,000	1,432,099

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

				CUMULATIVE
			PERIOD FROM	PERIOD FROM
	THREE	NINE	INCEPTION	INCEPTION
	MONTHS	MONTHS	MARCH 10	MARCH 10
	ENDED	ENDED	2005 TO	2005 TO
	MAY 31	MAY 31	MAY 31	MAY 31
	2006	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$(24,693)	$(75,280)	$(20,283)	$(113,906)

Changes in net cash operating
working capital items:
Accounts payable and accrued
liabilities	578	2,115	-	2,815
Amortization	134	358	-	358
Prepaid expenses	2,192	4,692	(5,000)	(308)
	(21,789)	(68,115)	(25,283)	(111,041)

Cash Flows From Financing Activity
Issue of common stock	-	-	130,000	130,000

Cash Flows From Investing Activity
Office equipment purchase	-	(1,613)	-	(1,613)

Net (Decrease) Increase In Cash	(21,789)	(69,728)	104,717	17,346

Cash, Beginning Of Period	39,135	87,074	-	-

Cash, End Of Period	$17,346	$17,346	$104,717	$17,346

Supplemental Disclosure Of Cash
Flow Information
Cash paid during the period for:
Interest	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The unaudited financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. These third quarter financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Registration Statement on Form SB-2 filed initially with the U.S. Securities and Exchange Commission on November 11, 2005 (the "Form SB-2"). The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form SB-2 has been omitted. The results of operations for the nine month period ended May 31, 2006 are not necessarily indicative of results for the entire year ending August 31, 2006.

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

MAY 31, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS (Continued)

Going Concern (Continued)

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $113,906 for the period from March 10, 2005 (inception) to May 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

MAY 31, 2006
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

MAY 31, 2006
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

3.	OFFICE EQUIPMENT

		2006		2005
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,613	$358	$1,255	$1,524

4.	MINERAL PROPERTY

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

MAY 31, 2006
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

During the period ended May 31, 2006, the Company paid management fees in the amount of $22,500 to a director of the Company.

During the period ended May 31, 2006, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

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

OVERVIEW

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in two mineral claims known as Moscena 1 and Moscena 2 (together the “Moscena Claims”) comprised of a 15-unit grid claim block located on the west coast of Vancouver Island, British Columbia in the Alberni Mining Division. Title to our mineral claims is held by our wholly-owned subsidiary, CVI Exploration Ltd., a British Columbia company, the owner of the Moscena Claims. Our plan of operation is to continue to conduct mineral exploration activities on the Moscena Claims in order to assess whether they possess mineral deposits of copper, silver, and gold capable of commercial extraction.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral deposits on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments occurred since the completion of our fiscal quarter ended February 28, 2006:

1.	Our shares of common stock commenced trading on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “CGNV” on April 4, 2006.

2.	Effective June 30, 2006, David K. Ryan our sole executive officer and director, terminated his monthly $2,500 management fee.

3.	During our second quarter ended May 31, 2006, we determined to commence Phase II of our exploration program during the summer exploration season. See “Current State of Exploration”, below.

Current State of Exploration

We have only recently commenced exploration of the Moscena Claims and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral deposits may ever be found.

Phase I Exploration

The results of the June 1, 2005 geological report on the Moscena Claims prepared by our geological consultant, Mr. Sookochoff, concluded that the property covers a number of quartz veins containing localized gold values that may be potentially developed to economic mineral zones. The report concluded that the reported banding of the veins is an indication that the veins may be epithermal requiring further exploration. The report suggested that we proceed with the four phase exploration program outlined below.

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

The Phase I report confirmed the existence of the veins on the Moscena Property as indicated on historical maps and that the veins, although of narrow width, appear to contain localized significant amounts of sulphides which may indicate gold values. The report recommended that systematic sampling of the veins and host rock with analysis of the vein material would be required to determine the nature of the veins pursuant to Phase II of the exploration program.

Phase II Exploration

During our second fiscal quarter ended May 31, 2006, we attempted to commence Phase II of our exploration program; however, due to weather conditions, our consulting geologist Laurence P. Sookochoff, determined that the Phase II program be carried out during the summer exploration season.

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

In his geological report, Mr. Sookochoff, recommended that a four phase exploration program, at an approximate cost of $48,500, be undertaken on the property to assess its potential to host copper, silver, and gold mineralization. The four phase program consists of the following:

Phase	Exploration Program	Cost	Status
I	Trenching, Sampling and Prospecting of Moscena Property	$6,000	Completed in June, 2005
II	Coverage of the Maple Leaf veined area with a VLF-EM survey for a structural analysis; local geochem surveys over “anomalous” zones	$5,000	To be completed in the summer exploration season of 2006
III	Sampling and geological mapping of the veins within anomalous zones	$7,500	To be completed in 2006 based on the results of Phase II
IV	Test diamond drilling of the prime targets	$30,000	To be completed in 2007 based on the results of Phase III
	Total Estimated Cost of Four Phase Exploration Program	$48,500	-

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

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$10,000
Office Expenses	$3,000
Mineral Property Exploration Expenses	$10,000
TOTAL	$23,000

Our total expenditures over the next twelve months are anticipated to be approximately $23,000. Our cash on hand as of May 31, 2006 is $17,346. We do not have sufficient cash on hand to pay our estimated expenses over the next twelve months and will require additional financing in order to proceed with our exploration program. We presently do not have any arrangements for additional financing, and no potential lines of credit or sources of financing are currently available.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Three	Period from		Nine	Period from
	Months	inception on	Percentage	Months	inception on	Percentage
	Ended May	March 10, 2005	Increase /	Ended May	March 10, 2005	Increase /
	31, 2006	to May 31, 2005	(Decrease)	31, 2006	to May 31, 2005	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(24,693)	(20,283)	21.7%	(75,280)	(20,283)	271.1%
Net Loss	$(24,693)	$(20,283)	21.7%	$(75,280)	$(20,283)	271.1%

Revenue

Our plan of operation is to continue to conduct mineral exploration activities on the Moscena Claims in order to assess whether they possess mineral deposits of copper, silver and gold capable of commercial extraction. We have not, nor has any predecessor, identified any commercially exploitable mineral deposits on our mineral claims.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable mineral deposits on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Operating Expenses

We incurred administrative expenses in the amount of $113,906 for the period from March 10, 2005 (inception) to May 31, 2006. Administrative expenses for this period included the following expenses:

			Period From
			Inception
	Three Months	Nine Months	(March 10,
	Ended May 31,	Ended May 31,	2005) to
Expenses	2006	2006	May 31, 2005
Amortization	$134	$358	$-
Incorporation Costs	-	-	1,150
Management Fees	7,500	22,500	6,600
Mineral Property Acquisition	-	-	5,000
Mineral Property Exploration Costs	5,000	5,000	-
Office and Sundry	1,753	6,619	3,112
Professional Fees	8,339	32,668	3,898
Transfer and Filing Fees	815	4,225	-
Travel and Promotion	1,152	3,910	523
Total Expenses	$24,693	$75,280	$20,283

We anticipate our operating expenses will increase as we undertake our plan of operation with the increases attributable to our continuing exploration of our Moscena Claims and our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At May 31, 2006	At August 31, 2005	Increase / (Decrease)
Current Assets	$17,654	$92,074	(80.8)%
Current Liabilities	(2,815)	(700)	302.1%
Working Capital	$14,839	$91,374	(83.8)%

Cash Flows
			From Inception
	Three Months	Nine Months	(March 10, 2005)
	Ended	Ended	to
	May 31, 2006	May 31, 2006	May 31, 2005
Cash Flows Used In Operating Activities	$(21,789)	$(68,115)	$(25,283)
Cash Flows From Financing Activities	-	-	130,000
Cash Flows Used In Investing Activities	-	(1,613)	-
Net Increase (Decrease) In Cash During Period	$(21,789)	$(69,728)	$104,717

The decreases in our working capital surplus at May 31, 2006 from August 31, 2005, and the increases in our cash used during the nine month period ended May 31, 2006, from the comparable period from inception (March 10, 2005) to May 31, 2005 are primarily a result of the fact that we were incorporated on March 10, 2005 and the increases in our professional fees, management fees and filing fees related to the professional fees paid in connection with preparing and filing our Registration Statement on Form SB-2 and the amendments thereto and from the fact that we had no revenue or sources of financing during the nine month period ended May 31, 2006.

Future Financing

As of May 31, 2006, our cash on hand is $17,346. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our auditors stated in their report to our audited financial statements for the period ended August 31, 2005, that there is substantial doubt that we will be able to continue as a going concern.

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

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CVI Exploration Ltd. (a British Columbia corporation). All significant inter-company balances and transactions have been eliminated on consolidation.

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

We regularly perform evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of our investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

We follow a policy of expensing exploration expenditures until a production decision in respect of the project and we are reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of our investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project. We do not set a pre-determined holding period for properties with unproven deposits; however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value. The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

Our exploration activities and proposed mine development are subject to various law and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

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

Our current operating funds are insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove to contain mineral reserves. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of May 31, 2006 we had cash in the amount of $17,346. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We have completed Phase I of our recommended geological work program and have sufficient cash on hand to complete Phase II of our proposed exploration program. However, we will need additional financing to proceed past Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from our Phase II exploration program expected to commence in the summer exploration season of 2006, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $113,906 for the period from March 10, 2005 (inception) to May 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford & Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the second phase, as a result we may have to liquidate our business and investors may lose their investment. Investors should consider our auditor's comments when determining, if an investment in Cignus is suitable.

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

Because Our Stock Is A Penny Stock, Stockholders Will Be More Limited In Their Ability To Sell Their Stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks", are as follows:

(a)	if "penny stock" is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

(b)	if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

(c)	if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

ITEM 3.                     CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS.

None.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                     OTHER INFORMATION.

On July 6, 2006, we adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

ITEM 6.                     EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation. (1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate(1)

10.1	Purchase Agreement dated March 23, 2005 between Larry Sostad and CVI Exploration Ltd.(1)

14.1	Code of Ethics.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on November 25, 2005, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended May 31, 2006. We have not filed any Current Reports on Form 8-K since May 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNUS VENTURES INC.

Date:	July 7, 2006	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)