Form 10KSB
period 2006-08-31
CIGNUS VENTURES INC.
filed 2006-11-29
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 (Mark One)
[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2006

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _______________ to _______________

COMMISSION FILE NUMBER: 000-51714

CIGNUS VENTURES INC.
(Name of small business issuer in its charter)

NEVADA	74-3152432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#206 – 1480 Gulf Road
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

(360) 483-9517
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value Per
Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the
Exchange Act.): $240,000 as of August 31, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 16,000,000 Shares of Common Stock as of November 24, 2006.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

CIGNUS VENTURES INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED AUGUST 31, 2006

GLOSSARY OF TECHNICAL TERMS

The following defined technical terms are used in this Annual Report on Form 10-KSB:

Adit	A horizontal or nearly horizontal passage driven from the surface for the working or dewatering of a mine.

Andesite	An igneous lava flow usually greenish in color formed by the emergence of molten magma through volcanic pipes.

Arsenopyrite

A monoclinic mineral; pseudo-orthorhombic, prismatic, and metallic silver- white to steel gray; the most common arsenic mineral and principal ore of arsenic; occurs in many sulfide ore deposits, particularly those containing lead, silver, and gold.

Batholith	An intrusion, usually granitic, which has a large exposed surface area and no observable bottom. Usually associated with orogenic belts.

Carbonate	A sediment formed by the organic or inorganic precipitation from aqueous solution of carbonates of calcium, magnesium, or iron; e.g., limestone and dolomite.

Chalcopyrite	A mineral, a sulfide of copper and iron; sometimes called copper pyrite or yellow copper ore.

Clastic	Consisting of fragments of minerals, rocks, or organic structures that have been moved individually from their places of origin.

Diamond drill(ing)

A rotary type of rock drill in which the cutting is done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water or other fluid is pumped to the cutting face as a lubricant. The drill cuts a core of rock that is recovered in long cylindrical sections, two centimetres or more in diameter.

Diorite	Coarse-grained igneous rock with composition of andesite (no quartz or orthoclase), composed of 75 percent plagioclase feldspars and balance ferromagnesian silicates.

Fault	Surface of rock rupture along which has been differential movement.

Galena	A mineral; lead sulfide, PbS. Principal ore of lead.

Granitoid	Pertaining to or composed of granite.

Igneous	A type of rock which has been formed by the consolidation of magma, a molten substance from the earth’s core.

Intrusive	Of or pertaining to intrusion--both the processes and the rock so formed.

Jurassic	Second Period of Mesozoic Era. Covered span of time between 190 – 135 million years before the present time.

Mesozoic	One of the eras of geologic time. It includes the Triassic, Jurassic and Cretaceous periods.

Mineralization	The concentration of metals and their chemical compounds within a body of rock.

Ore	A mixture of minerals and gangue from which at least one metal can be extracted at a profit.

Pluton	Body of rock exposed after solidification at great depth.

Pyrite

The most common of the sulfide minerals. It is usually found associated with other sulfides or oxides in quartz veins, sedimentary rock and metamorphic rock, as well as in coal beds, and as the replacement mineral in fossils.

Quartz	A mineral whose composition is silicon dioxide. A crystalline form of silica.

Reserve	For the purposes of this Annual Report: that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves consist of:

(1) Proven (Measured) Reserves. Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

(2) Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Sedimentary	A type of rock which has been created by the deposition of solids from a liquid.

Sphalerite	A mineral; zinc sulfide, ZnS. Nearly always contains iron, (Zn, Fe)S. Principal ore of zinc.

Tectonic	Said of or pertaining to the forces involved in, or the resulting structures or features of, tectonics.

Triassic	The system of strata that was deposited between 210 and 250 million years before the present time.

Vein	An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” “Cignus,” and the “Company” mean Cignus Ventures Inc. and its subsidiaries, unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States dollars throughout this Annual Report, Canadian dollars have been converted into United States currency at the rate of CDN$1.00 being approximately equal to US$0.87, which is the approximate average exchange rate during recent months.

ITEM 1.                DESCRIPTION OF BUSINESS.

General

We were incorporated on March 10, 2005, under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in three mineral claims known as Moscena 1, Moscena 2 and Maple Leaf Claims (the “Moscena Claims”) comprised of a claim block totalling 379.6 hectares located in the Alberni Mining Division on the west coast of Vancouver Island, British Columbia, Canada. Title to our mineral claims is held by our wholly owned subsidiary, CVI Exploration Ltd., the owner of the Moscena Claims. Our plan of operation is to conduct mineral exploration activities on the Moscena Claims in order to assess whether they possess mineral deposits of copper, silver, and gold capable of commercial extraction.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. No commercially viable mineral deposit may exist on our mineral claims. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits of copper, silver, and gold. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Plan of Operation.”

RECENT CORPORATE DEVELOPMENTS

Since the last fiscal year ended August 31, 2005, we have experienced the following significant corporate developments in our business:

1.	Effective June 30, 2006, David K. Ryan, our sole executive officer and sole director, terminated his monthly $2,500 management fee.

2.	In October, 2006, we commenced Phase II of our exploration program. Phase II is expected to be completed before the end of January, 2007. See “Current State of Exploration,” below.

3.	On April 4, 2006, our shares of common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol “CGNV.”

ACQUISITION OF THE MOSCENA CLAIMS

Our wholly owned subsidiary, CVI Exploration Ltd., a British Columbia company, entered into an arms-length purchase agreement dated March 23, 2005 with Larry R.W. Sostad, pursuant to which our subsidiary acquired a 100% interest in the Moscena Claims for cash consideration of $5,000. The Moscena Claims are comprised of a claim block totalling 379.6 hectares located in the Alberni Mining Division on the west coast of Vancouver Island, British Columbia, Canada; see “Figure 1” under “Item 2. Description of Property,” below.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy, Mines and Petroleum Resources (the “Ministry of Mines”). The Ministry of Mines manages the development of British Columbia’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Mines, and the Mines Act, as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code. The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the Ministry of Mines. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is CDN$4.00 per hectare (approximately US$3.56) in the first three years and CDN$8.00 (approximately US$7.12) in subsequent years. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. Our mineral claims consist of 379.6 hectares. As our mineral claims are effective until August 13, 2007, November 22, 2007 and November 24, 2007, we must file confirmation of the completion of exploration work in the minimum amount of approximately $1,300 (CDN$1,516) or make a payment in lieu or exploration work in the minimum amount by those dates or our claims will expire. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse, and we will lose all interest that we have in our mineral claims. We intend to pay the required fee or perform the minimum exploration work required to meet this amount to extend our mineral claims for an additional year upon the expiry of our mineral claims, unless the results of our exploration program indicate that the claims are not commercially viable. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse and we will lose all interest that we have in these mineral claims.

ENVIRONMENTAL REGULATIONS

We will have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event that a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application under the British Columbia Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the Moscena Claims (grid establishment, geological mapping, soil sampling, and geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

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

COMPETITION

We are an exploration stage company engaged in a mineral resource exploration and development. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

The mineral exploration industry, in general, is highly competitive and, even if commercial quantities of ore are discovered, a ready market may not exist for the sale of the ore. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

EMPLOYEES

We have no employees as of the date of this Annual Report on Form 10-KSB other than our sole officer. We conduct our business largely through agreements with consultants and arms-length third parties.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our inception. We have expended $11,000 on our exploration program as of the date of this Annual Report.

SUBSIDIARIES

CVI Exploration Ltd., a British Columbia corporation, is our sole wholly owned subsidiary.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2.                DESCRIPTION OF PROPERTY.

We own a 100% interest in the Moscena Claims. We do not own any property other than the Moscena Claims. We rent office space at Suite 206 – 1480 Gulf Road, Point Roberts, WA 98281, consisting of approximately 144 square feet, at a cost of $225 per month. This rental is on a month-to-month basis without a formal contract.

Acquisition of the Moscena Claims

Our wholly owned subsidiary, CVI Exploration Ltd., a British Columbia company, entered into an arms-length purchase agreement dated March 23, 2005 with Larry R.W. Sostad, pursuant to which our subsidiary acquired a 100% interest in the Moscena Claims for cash consideration of $5,000.

Description of Property and Location of Moscena Claims

The Moscena Claims property is comprised of three mineral claims with a total area of approximately 379.6 hectares, located on the west coast of Vancouver Island, British Columbia, Canada; see “Figure 1” below. The Moscena Claims are recorded with the Ministry of Mines, Province of British Columbia, Canada under the following name and tenure numbers:

Name of Mineral Claim	Number of Hectares	Tenure Number	Expiry Date
MOSCENA 1	105.4	545652	November 22, 2007
MOSCENA 2	189.8	545823	November 24, 2007
MAPLE LEAF	84.3	539201	August 13, 2007

The Province of British Columbia owns the land covered by the mineral claims. To our knowledge, there are no aboriginal land claims that might affect our title to our mineral claims or the Province’s title of the property.

Figure 1
Location of Claim

Location, Climate, Infrastructure and Access

The Moscena property is located on the west coast of Vancouver Island, at the head of Warn Bay and at the mouth of Bulson Creek in the Alberni Mining Division. The property is northeast of Tofino about 10 miles by air or 12 miles by water transportation. Access from Port Alberni to the Tofino area is 86 miles via Highway 4 and the Tofino Highway. The easiest access is by floatplane from Tofino, 12 miles southwest of the Moscena Property. Tofino can be accessed by road from the ferry terminal (to Vancouver) at Nanaimo, British Columbia, a distance of 100 miles.

Nanaimo is serviced by regular air service and ferry service from the City of Vancouver, British Columbia, and provides all amenities including police, hospital, supermarkets, fuel, communications, air services, boat rentals, hardware and all modern services.

The general climate is typically of the west coast temperate zone with mild to cool temperatures and periodic heavy rainfall from November to March with a warm summer season of temperatures averaging 60º degrees. Snowfall may occur during the rainy season.

Our mineral claims presently do not have any mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any underground mines. There is no plant or equipment located on the property that is the subject of the mineral claims. Power is readily available from nearby transmission lines. Water in sufficient quantities for drilling is available from nearby streams and lakes. Power sources for the Moscena Claims property presently consist of portable generators brought onto the property.

Property Geology

The Moscena Claims area is within the Insular Belt, which is the westernmost major tectonic subdivision of the Canadian Cordillera. A thick shield of Upper Triassic basalt (Karmutsen Formation) overlain by carbonate-clastic sediments is located on the Moscena property. The Island Intrusions are composed of batholiths and stocks of granitoid rocks ranging from quartz diorite. The Intrusions underlie about one-quarter of the surface and intrude Sicker, Vancouver, and Bonanza Group rocks. The south-eastern limit of the Bedwell Batholith, part of the Island Intrusives, is covered in part by the property and extends northeasterly for 70 kilometres. The oldest rocks underlying the Warn Bay property belong to the Pennsylvanian – Permian Sicker Group. This group has been intruded by a Jurassic batholith belonging to the Westcoast Complex and the Island Intrusions. Northwesterly trending faults occur within the Sicker Group and form contacts between the Sicker and the intrusive bodies.

History of Exploration

The Moscena (Maple Leaf) prospect, which is within the confines of the Moscena property and discovered and developed during the early 1930’s, was the most significant discovery in the Warn Bay area. Two parallel quartz veins were explored at by drifting in and driving short crosscuts. Work on the property was halted in 1942.

In 1988, an exploration program consisting of geological mapping, prospecting, rock chip sampling, and soil sampling was completed for Stetson Resources Management Corp. Based on the results of the exploration program it was concluded that the soil sampling delineated geochemical anomalies proximal to the Maple Leaf showings which indicate a strong potential for discovering further mineralized zones.

In June, 2005, a limited exploration program was completed for CVI Exploration Ltd. The program was designated as the initial stage of exploration on the Moscena property. See “Current State of Exploration,” below.

Mineralization

Mineralization on the Moscena Claims consists of minor amounts of quartz, carbonates, pyrite, chalcopyrite, arsenopyrite, sphalerite and galena. Based on prior results, the veins on the Moscena Claims, where mineralized, are sheeted but massive and contain varying amounts of sulfides in bands parallel to the walls.

Recommendations of Geological Report and the Geological Exploration Program

We engaged Laurence Sookochoff, P.Eng., to prepare a geological evaluation report on the Moscena Claims. Mr. Sookochoff is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of the Province of British Columbia, Canada. Mr. Sookochoff attended University of British Columbia and holds a Bachelor of Science degree in geology. Mr. Sookochoff has been licensed as a professional engineer by the Professional Engineers Association of B.C. for the past 38 years.

The work completed by Mr. Sookochoff in preparing the geological report consisted of the review of geological data from previous exploration and conducting an initial exploration program in June, 2005 consisting of trenching, sampling and prospecting the Moscena property. The acquisition of this data involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Moscena Claims entitled “Geological Evaluation Report on the Moscena Property” prepared by Mr. Sookochoff on June 1, 2005. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

In his geological report, Mr. Sookochoff, recommended that a four phase exploration program, at an approximate cost of $48,500, be undertaken on the property to assess its potential to host copper, silver, and gold mineralization. The four phase program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Trenching, Sampling and Prospecting of Moscena Property	$6,000	Completed in June, 2005.
Phase II	Coverage of the Maple Leaf veined area with a VLF-EM survey for a structural analysis; local geochem surveys over “anomalous” zones	$ 5,000	Commenced in October, 2006 and expected to complete by the end of January 2007.
Phase III	Sampling and geological mapping of the veins within anomalous zones	$7,500	To be completed in 2007 based on the results of Phase II.
Phase IV	Test diamond drilling of the prime targets	$30,000	To be completed in 2007 based on the results of Phase III.
	Total Estimated Cost	$48,500

The phased program of exploration activities is intended to generate and prioritize targets to test by trenching or drilling. The initial exploration activities on the Moscena Claims (grid establishment, geological mapping, soil sampling, and staking of additional claims) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications which are expected to be submitted well in advance of the planned work.

Phase I of our exploration program was completed in early June, 2005. The Phase I exploratory program consisted of confirmation of past results by blast trenching and sampling and relocation of mineralized zones and structural features. The second phase consisting of compilation and correlation of all data and reconnaissance soil geochemical sampling and geochemical surveying commenced in October, 2006 and is expected to be completed before the end of January, 2007. As of August 31, 2006, Mr. Sookochoff has received $11,000 in connection with the exploration of our mineral claims.

Our cash on hand as of August 31, 2006 is $9,692. We have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program. However, we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase III of our exploration program.

CURRENT STATE OF EXPLORATION

Our mineral claims presently do not have any proven mineral reserves. The property that is the subject to our mineral claims is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property that is the subject of the mineral claims. Results of our exploration program are intended only to define potential exploration targets, and significant and costly exploration work will be needed if initial results warrant further effort. We have only recently commenced exploration of the Moscena Claims and this exploration is currently in the preliminary stages. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found.

Phase I Exploration Results

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

Trench No.	Location	Sample No.	Description	Oz/t Ag	Oz/t Au
1	H Vein	Moscena 1	Quartz grab	Trace	.002
2	F Vein	Moscena 2	Quartz grab	Trace	Trace
3	E Vein	Moscena 3	Quartz grab	Trace	Trace
4	Shaft Vein	Moscena 4	Quartz grab	12.12	0.716
4	Shaft Vein	Moscena 5	Quartz grab	9.59	7.34

The Phase I report confirmed the existence of the veins on the Moscena Claims property as indicated on historical maps and that the veins, although of narrow width, appear to contain localized significant amounts of sulfides which may indicate gold values. The report recommended that systematic sampling of the veins and host rock with analysis of the vein material would be required to determine the nature of the veins and potential mineral controls pursuant to Phase II of the exploration program.

Phase II Exploration

The second phase of our exploration program commenced in October, 2006. Phase II is expected to be completed before the end of January, 2007. Phase II of our exploration program consists of compilation and correlation of all data and reconnaissance soil geochemical sampling and geochemical surveying,

Phase III Exploration

If the results of Phase II are sufficiently positive, we intend to proceed with Phase III of our exploration program subject to our geologist’s recommendations, subject to receiving additional financing. The Phase III exploration program consists of sampling and geological mapping of the veins within anomalous zones.

ITEM 3.                LEGAL PROCEEDINGS.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CGNV” on April 4, 2006. The high and the low bid prices for our shares since April 4, 2006 as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
May 31, 2006	0.00	0.00
August 31, 2006	0.00	0.00

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders Of Our Common Stock

As of November 24, 2006, we had 47 registered shareholders and 16,000,000 shares of our common stock issued and outstanding.

Dividends

We have not declared any dividends on our common stock since our inception on March 10, 2005. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 – “Private Corporations” of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution (except as otherwise specifically allowed by our Articles of Incorporation).

Recent Sales Of Unregistered Securities

Since our previous fiscal year ended August 31, 2005, we have completed the following unregistered sales of our securities:

We registered the resale of 6,000,000 shares of our common stock offered by our existing stockholders at a price of $0.04 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2, effective at 12:00 pm (Eastern Time) on January 12, 2006 (the “Effective Date”). We did not sell any shares of our common stock in the Offering and therefore will not receive any proceeds from the Offering. The Offering will terminate nine months after the Effective Date. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. We paid all expenses of the Offering. No portion of these expenses would be paid by the selling stockholders. The selling stockholders, however, would pay any other expenses incurred in selling their common stock, including any brokerage commissions or costs of sale.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Phase I of our exploration program was completed in early June, 2005. The total cost for the first phase was approximately $6,000. The Phase I exploratory program consisted of confirmation of past results by blast trenching and sampling, and relocation of mineralized zones and structural features. The second phase consisting of compilation and correlation of all data and reconnaissance soil geochemical sampling and geochemical surveying commenced in October, 2006. Phase II is expected to complete before the end of January, 2007 at an estimated cost of $5,000. As of August 31, 2006, Mr. Sookochoff has received $11,000 in connection with the preparation of his geological report and the exploration of our mineral claims.

A decision on proceeding beyond the planned Phase III exploration will be made by assessing whether the results of Phase III are sufficiently positive. The decision whether or not to proceed will be based on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase III. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. In this regard, we presently have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, and do not have any present intention to acquire or be acquired by another company through a merger, reverse acquisition or otherwise.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over the Next Twelve Months
Professional Fees(1)	$10,000
Mineral Exploration costs	$37,500
Miscellaneous	$5,000
TOTAL	$52,500
Notes:
(1)	Includes legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934.

Our cash on hand as of August 31, 2006 is $9,692. We have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program. However, we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

During this exploration stage, our president will be devoting approximately 60% of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work has been and will continue to be performed by outside consultants. Additionally, we will not have a need to hire any employees over the next twelve months, nor do we plan to make any purchases of equipment over the next twelve months due to reliance upon outside consultants to provide all the tools needed for the exploratory work being conducted.

RESULTS OF OPERATIONS

Summary of Year End Results
		Period From Inception
	Year Ended	on March 10, 2005 to	Percentage
	August 31, 2006	August 31, 2005	Increase / (Decrease)
Revenue	$ --	$ --	N/A

Expenses	(96,995)	(38,626)	151.1%

Net Loss	$(96,995)	$(38,626)	151.1%

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable mineral deposits on our properties, or if such resources are discovered, that we will be able to enter into commercial production of our mineral claims.

Expenses

The major components of our operating expenses are outlined in the table below:

		Period From Inception
	Year Ended	on March 10, 2005 to	Percentage
	August 31, 2006	August 31, 2005	Increase / (Decrease)
Amortization	$493	$ --	100.0%
Incorporation costs	--	1,271	(100.0)%
Management fees	30,000	14,100	112.8%
Mineral property acquisition	--	5,000	(100.0)%
Mineral property exploration costs	5,000	6,000	(16.7)%
Office and sundry	7,972	2,372	236.1%
Professional fees	44,069	8,240	434.8%
Transfer and filing fees	5,551	--	100.0%
Travel and promotion	3,910	1,643	138.0%
Total	$96,995	$38,626	151.1%

The majority of our operating expenses for the year ended August 31, 2006 consisted of management fees and professional fees incurred by us in meeting our ongoing reporting obligations under federal securities laws. The increases in our expenses for the year ended August 31, 2006 as compared to the comparative period in 2005 are primarily due to increases in our professional expenses associated with our reporting obligations under the Exchange Act and the fact that we were incorporated on March 10, 2005. We expect to have decreased management fees in future quarters as effective June 30, 2006, David K. Ryan, our sole executive officer and sole director, terminated his monthly $2,500 management fee.

We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Moscena Claims. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program to Phase IV. However, there are no assurances that such a determination will be made.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At August 31, 2006	At August 31, 2005	Increase / (Decrease)
Current Assets	$9,692	$92,074	(89.5)%
Current Liabilities	(16,433)	(700)	2,247.6%
Working Capital (Deficit)	$(6,741)	$91,374	(107.4)%

Cash Flows
		Period From Inception
	Year Ended	on March 10, 2005 to
	August 31, 2006	August 31, 2005
Cash Flows used in Operating Activities	$(75,769)	$(42,926)
Cash Flows from (used in) Investing Activities	(1,613)	--
Cash Flows from (used in) Financing Activities	--	130,000
Net Increase (Decrease) in Cash During Period	$(77,382)	$87,074

We had cash on hand of $9,692 and a working capital deficit of $6,741 as of August 31, 2006 compared to working capital surplus of $91,374 as of August 31, 2005. During the year ended August 31, 2006, our board of directors approved an offering (the “Offering”) of up to 6,000,000 shares of our common stock at a price of $0.04 for gross proceeds of $240,000. The Offering was made pursuant to a registration statement on Form SB-2 under the Securities Act of 1933.

We anticipate that we will incur approximately $52,500 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As such, we currently do not have sufficient cash to meet the anticipated costs of completing Phase III of our exploration program and meeting our anticipated working capital requirements for the next twelve months. As a result, we will need additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

Financing Requirements

As at August 31, 2006, we had cash in the amount of $9,692. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception on March 10, 2005 to August 31, 2006, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $135,621 and net cash outflows from operations and are dependent upon obtaining financing to pursue any extensive exploration activities. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2006 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned exploration activities.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

Principles of Consolidation

Our consolidated financial statements include our accounts and our wholly-owned subsidiary, CVI Exploration Ltd., a British Columbia corporation. All significant inter-company balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of consolidated financial statements, inconformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from the estimates.

Mineral Property Acquisition Payments and Exploration Costs

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

Exploration Expenditures

We follow a policy of expensing exploration expenditures until a production decision in respect of the project and we are reasonably assured that we will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

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

Exploration Stage Enterprise

Our consolidated financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we devote substantially all of our efforts to acquiring and exploring mineral properties in British Columbia, Canada. Until such properties are acquired and developed, we will continue to prepare our consolidated financial statements and related disclosures in accordance with entities in the exploration stage.

Foreign Currency Translation

Our functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)	Monetary items at the exchange rate prevailing at the balance sheet date;
ii)	Non-monetary items at the historical exchange rate; and
iii)	Revenue and expense at the average rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are insufficient to complete the proposed exploration program. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of August 31, 2006, we had cash in the amount of $9,692. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We have commenced Phase II of our recommended geological work program and have sufficient cash on hand to complete Phase II of our proposed exploration program. However, we will need additional financing to proceed beyond Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from our Phase II and Phase III exploration program, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $135,621 for the period from March 10, 2005 (inception) to August 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford & Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the third phase; as a result, we may have to liquidate our business.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business.

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on March 10, 2005, and to date have been involved primarily in organizational activities, the acquisition of the mineral claims, obtaining a summary geological report and performing certain limited work on our mineral claims. We have not earned any revenues to date.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Our Moscena Claims do not contain a known body of commercial ore and, therefore, any program conducted on the Moscena Claims would be an exploratory search of ore. There is no certainty that any expenditures made in the exploration of the Moscena Claims will result in discoveries of commercial quantities of ore. Most exploration projects do not result in the discovery of commercially mineable deposits of ore. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of Phase II of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations.

Mineral exploration is highly speculative, involves substantial expenditures, and is frequently non-productive.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:

(i)	the identification of potential economic mineralization based on superficial analysis;
(ii)	the quality of our management and our geological and technical expertise; and
(iii)	the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically viable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. Because of these uncertainties, our current and future exploration programs may not result in the discovery of reserves, the expansion of our existing reserves or the further development of our mines.

We have no known mineral reserves and if we cannot find any, we will have to cease operations.

We have no mineral reserves. If we do not find a mineral reserve containing gold, copper, or silver or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property, our production capability is subject to further risks including:

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

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Even if we discover proven reserves of precious metals on our mineral claims, we may not be able to successfully commence commercial production.

Our mineral claims do not contain any known bodies of ore. If our exploration programs are successful in discovering proven reserves on our mineral claims, we will require additional funds in order to place the mineral claims into commercial production. The expenditures to be made by us in the exploration of mineral claims in all probability will be lost as it is an extremely remote possibility that the mineral claims will contain proven reserves. If our exploration programs are successful in discovering proven reserves, we will require additional funds in order to place the Moscena Claims into commercial production. The funds required for commercial mineral production can range from several millions to hundreds of millions. We currently do not have sufficient funds to place our mineral claims into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for gold and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Because we will need additional financing to fund our exploration activities there is substantial doubt about our ability to continue as a going concern. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

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

The price of gold is highly volatile and a decrease in the price of gold can have a material adverse effect on our business.

The profitability of mining operations is directly related to the market prices of metals. The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of metals from the time development of a mine is undertaken to the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mines at a time when the price of metals makes such exploration economically feasible and, subsequently, incur losses because the price of metals decreases. Adverse fluctuations of the market prices of metals may force us to curtail or cease our business operations.

Because access to our mineral claims may be restricted by inclement weather, we may be delayed in our exploration.

The Moscena Claims property comprises three mineral claims with a total area of 379.6 hectares, located on the west coast of Vancouver Island, British Columbia, Canada, northeast of Tofino. The claims are accessible by floatplane from Tofino, British Columbia, and by land via highway 4 and the Tofino highway. The area of the Moscena Claims is an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. Winters are often severe with rain, freezing rain, wind, and snow common from November through March. Access to the Moscena Claims may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

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

Our annual cost of compliance with the Mineral Tenure Act is presently approximately $1,335 per year. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is CDN$4.00 per hectare (approximately US$3.56) in the first three years and CDN$8.00 (approximately US$7.12) in subsequent years. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

Because our executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

David K. Ryan, our sole executive officer and sole director, does not have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

Because our executive officer has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

David K. Ryan, our sole director and sole officer, is employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Ryan will not be spending a significant amount of time on our business. Mr. Ryan provides his services on a part-time basis as required for our business. Mr. Ryan presently commits approximately 60% of his business time to our business. Competing demands on Mr. Ryan’s time may lead to a divergence between his interests and the interests of other shareholders.

Because our president, David K. Ryan, owns 62.5% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Ryan are inconsistent with the best interests of other stockholders.

David K. Ryan, our sole executive officer and sole director, controls 62.5% of our issued and outstanding shares of common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Ryan is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Ryan is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Ryan exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Ryan, due to his stock ownership position in Cignus, will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Ryan to their detriment, and (iii) control over transactions between him and Cignus.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

We completed an offering of 6,000,000 shares of our common stock at a price of $0.02 per share to investors in May, 2005. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be lower. This condition is often referred to as “dilution.” The result of this could reduce the value of your stock.

As our business assets and our directors and officers are located outside of the United States, investors may be limited in their ability to enforce civil actions against our assets or our director and officer.

Our business assets are located in Canada and our director and officer is resident of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our director or officer, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 7.                FINANCIAL STATEMENTS.

	Index to Consolidated Financial Statements:	Page

Audited consolidated financial statements as of August 31, 2006, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Consolidated Balance Sheets as of August 31, 2006 and 2005;	F-3

3.	Consolidated Statements of Operations for the year ended August 31, 2006, the period from inception on March 10, 2005 to August 31, 2005, and the period from inception on March 10, 2005 to August 31, 2006;	F-4

4.	Consolidated Statements of Cash Flows for the year ended August 31, 2006, the period from inception on March 10, 2005 to August 31, 2005 and the period from inception on March 10, 2005 to August 31, 2006;	F-5

5.	Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from inception on March 10, 2005 through August 31, 2006; and	F-6

6.	Notes to Consolidated Financial Statements.	F-7

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cignus Ventures Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Cignus Ventures Inc. (the “Company”) (An Exploration Stage Company) as at August 31, 2006 and 2005, the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year and period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Cignus Ventures Inc. (the “Company”) (An Exploration Stage Company) as at August 31, 2006 and 2005, and the results of its operations and its cash flows for the year and period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
October 18, 2006

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	AUGUST 31
	2006	2005

ASSETS

Current
Cash	$9,692	$87,074
Prepaid expenses	-	5,000
	9,692	92,074

Office Equipment, net	1,120	-

	$10,812	$92,074

LIABILITIES

Current
Accounts payable and accrued liabilities	$16,433	$700

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001
per share

Issued and outstanding:
16,000,000 common shares at August 31, 2006 and	16,000	16,000
2005

Additional paid-in capital	114,000	114,000

Deficit Accumulated During The Exploration Stage	(135,621)	(38,626)
	(5,621)	91,374

	$10,812	$92,074

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	MARCH 10	MARCH 10
	ENDED	2005 TO	2005 TO
	AUGUST 31	AUGUST 31	AUGUST 31
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Amortization	493	-	493
Incorporation costs	-	1,271	1,271
Management fees	30,000	14,100	44,100
Mineral property acquisition	-	5,000	5,000
Mineral property exploration costs	5,000	6,000	11,000
Office and sundry	7,972	2,372	10,344
Professional fees	44,069	8,240	52,309
Transfer and filing fees	5,551	-	5,551
Travel and promotion	3,910	1,643	5,553

Net Loss For The Period	$96,995	$38,626	$135,621

Basic And Diluted Loss Per Common
Share	$(0.01)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	16,000,000	12,540,230

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	MARCH 10	MARCH 10
	ENDED	2005 TO	2005 TO
	AUGUST 31	AUGUST 31	AUGUST 31
	2006	2005	2006

Cash Flows (Used in) Operating Activities
Net loss for the period	$(96,995)	$(38,626)	$(135,621)
Adjustment to reconcile net loss from
operations to net cash used in operating
activities:
Amortization	493	-	493
Changes in non - cash operating working
capital items:
Increase in accounts payable and
accrued liabilities	15,733	700	16,433
Decrease (increase) in prepaid
expenses	5,000	(5,000)	-
	(75,769)	(42,926)	(118,695)

Cash Flows From Financing Activity
Issue of common stock	-	130,000	130,000

Cash Flows (Used in) Investing Activity
Office equipment purchase	(1,613)	-	(1,613)

Net Increase (Decrease) In Cash	(77,382)	87,074	9,692

Cash, Beginning Of Period	87,074	-	-

Cash, End Of Period	$9,692	$87,074	$9,692

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM MARCH 10, 2005 (INCEPTION) TO AUGUST 31, 2006
(Stated in U.S. Dollars)

		COMMON STOCK		DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

March 21, 2005 – stock issued
for cash at $0.001	10,000,000	$10,000	$-	$-	$10,000
May 31, 2005 – stock issued
for cash at $0.02	6,000,000	6,000	114,000	-	120,000

Net loss for the period	-	-	-	(38,626)	(38,626)

Balance, August 31, 2005	16,000,000	16,000	114,000	(38,626)	91,374

Net loss for the year	-	-	-	(96,995)	(96,995)

Balance, August 31, 2006	16,000,000	$16,000	$114,000	$(135,621)	$(5,621)

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $135,621 for the period from March 10, 2005 (inception) to August 31, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Organization and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

Use of Estimates

The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from the estimates.

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits. For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At August 31, 2006 and 2005, the Company had no cash equivalents.

Office Equipment

Office equipment consisting of computer hardware is recorded at cost and is being amortized using the straight-line method over its estimated useful life of 3 years.

Income Taxes

Income taxes are recognized in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Exploration Expenditures (Continued)

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

Financial Instruments

The Company’s financial instruments consist of cash and accounts payable and accrued liabilities.

Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

Advertising Costs

Advertising costs are expensed as incurred. No advertising costs were incurred in the current fiscal period.

Stock-Based Compensation

The Company measures compensation cost for stock-based compensation using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees”. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, which require disclosure of the pro-forma effect on net earnings and earnings per share as if compensation cost had been recognized based upon the estimated fair value at the date of grant for options awarded.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2006 and 2005, the Company has no common stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

	i)	monetary items at the exchange rate prevailing at the balance sheet date;
	ii)	non-monetary items at the historical exchange rate;
	iii)	revenue and expense at the average rate in effect during the applicable accounting period.

Translation adjustments resulting from this process are recorded in Stockholders’ Equity as a component of Accumulated Other Comprehensive Income (Loss).

Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are recorded in the Statement of Operations.

Revenue Recognition

The Company recognizes revenue in accordance with the criteria outlined in Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAP 104”), “Revenue Recognition”. Revenues will be recognized once they are earned; specifically when: (a) services are provided or products are delivered to customers, (b) clear proof that an arrangement exists, (c) amounts are fixed or can be determined, and (d) the Company’s ability to collect is reasonably assured.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143’), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.

The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate. To date, no significant asset retirement obligation exists due to the early stage of exploration. Accordingly, no liability has been recorded.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Segmented Information

The Company follows FAS No. 131 disclosures about segments of an enterprise and related information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas and major customers.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Stated in U.S. Dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segmented Information (Continued)

The Company conducts substantially all of its operations in Canada in one business segment.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

a)

The FASB issued FASB Interpretation No. (“FIN”) 47 – “Accounting for Conditional Asset Retirement Obligations” in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005.

The Company does not expect this guidance to have a material impact on its consolidated financial statements.

b)

In November 2005, the FASB issued Staff Position No. FAS 115-1 – “The Meeting of Other-Than- Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company has determined that the adoption of FSP 115- 1 does not have an impact on its consolidated financial statements.

c)

In March 2005, the Emerging Issue Task Force issued EITF Issue 04-6 – “Accounting for Stripping Costs in the Mining Industry (“EITF Issue 04-6”), stating that post-production stripping costs are a component of mineral inventory costs subject to the provisions of the American Institute of Certified Public Accountants Accounting Research Bulletin No. 43 – “Restatement and Revision of Accounting Research Bulletins, Chapter 4, “Inventory Pricing”, (“ARB No. 43”). Based upon this statement, post production stripping costs are considered as costs of the extracted minerals under a full absorption costing system and are recognized as a component of inventory to be recognized in costs of coal sales in the same period as the revenue from the sale of the inventory. In addition, capitalization of such costs would be appropriate only to the extent inventory exists at the end of a reporting period. The provisions will be effective for financial statements issued for the first reporting period in fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has determined that the adoption of EITF Issue 04-6 does not have an impact on its consolidated financial statements since the Company is still in the exploration stage and has not yet realized any revenues from its operations.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Stated in U.S. Dollars)

3.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

d)

In May 2005, the FASB issued SFAS No.154 (“SFAS 154”) – “Accounting Changes and Error Corrections”. SFAS No. 154 established new standards on accounting for changes in accounting principles. SFAS No. 154 requires all such changes to be accounted for by retrospective application to the financial statements of prior periods unless prescribed otherwise or it is impracticable to do so. SFAS No.154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Adoption of SFAS No.154 is not expected to have a material impact on its consolidated financial statements.

4.	OFFICE EQUIPMENT

		2006		2005
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,613	$493	$1,120	$-

5.	MINERAL PROPERTY

On March 23, 2005, the Company, through its wholly owned subsidiary, entered into a purchase agreement to acquire an undivided 100% interest in three mineral claims (known as the “Moscena Claims”) comprising a claim block totalling approximately 379.5 hectares located in the Alberni Mining Division on the west coast of Vancouver Island, British Columbia, Canada. The consideration was $5,000 cash (paid) on execution of the agreement.

The three mineral claims are effective until August 13, 2007, November 22, 2007 and November 24, 2007 respectively.

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

i.

Minimum amount of exploration work on a claim or payment in the equivalent sum in lieu of work. The fee is $3.56 ($4 Cdn) per hectare each year for three years, then $7.12 ($8 Cdn) per hectare each year afterwards;

	ii.	Annual minimum cost of compliance is approximately $1,335 per year.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Stated in U.S. Dollars)

6.	COMMON STOCK

On March 21, 2005, pursuant to a private placement the Company sold 10,000,000 shares of its common stock at $0.001 per share for cash.

On May 31, 2005, pursuant to a private placement the Company sold 6,000,000 shares of its common stock at $0.02 per share for cash.

The Company has no stock option plan, warrants or other dilutive securities.

7.	INCOME TAX

	a)	Income Tax Provision

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% (2005 – 34%) to income before income taxes. The difference results from the following items:

	2006	2005

Computed expected (benefit of) income taxes	$(33,000)	$(13,100)
Increase in valuation allowance	33,000	13,100

Income tax provision	$-	$-

b)	Significant components of the Company’s deferred income tax assets are as follows:

	2006	2005

Total income tax operating loss carry forward	$135,621	$38,626
Statutory tax rate	34%	34%

Deferred income tax assets	46,100	13,100
Valuation allowance	(46,100)	(13,100)

Net deferred tax assets	$-	$-

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006 AND 2005
(Stated in U.S. Dollars)

7.	INCOME TAX (Continued)

c)

The Company has incurred operating losses of approximately $135,621 (2005 -$38,626), which, if unutilized, will expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these consolidated financial statements, and have been offset by a valuation allowance. The following table lists the fiscal year in which the loss was incurred and the expiration date of the operating loss carry forwards:

	INCOME TAX OPERATING
	LOSS CARRY FORWARDS
		EXPIRATION
	AMOUNT	DATE

2005	$38,626	2025
2006	96,995	2026

Total income tax operating loss carry forward	$135,621

8.	RELATED PARTY TRANSACTIONS

During the year ended August 31, 2006, the Company paid or accrued management fees, in the amount of $30,000 (2005 - $14,100), to a director of the Company.

The Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

9.	CONTINGENCY, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company had a contractual obligation to pay a management fee to a director of the Company $2,500 on a month-to-month basis, which was terminated effective June 30, 2006.

Otherwise, the Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.                  CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the year ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.                  OTHER INFORMATION.

None.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles as of August 31, 2006 are as follows:

Name	Age	Position

David K. Ryan	40	Director President, Secretary, Treasurer, Chief Executive Officer, and Chief Financial Officer

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

David K. Ryan is our President, Secretary, Treasurer and sole director. Mr. Ryan was appointed as our director and officers on March 10, 2005. From 1989 to 1995, Mr. Ryan was an account executive at Georgia Pacific Securities in Vancouver. From 1995 to present, Mr. Ryan has worked as an independent investor relations consultant and has participated in raising venture capital through private placements. Mr. Ryan is a former director or officer of DRC Resources and Universal Domains Incorporated. Mr. Ryan completed the Canadian Securities Course in 1988.

Mr. Ryan provides his services on a part-time basis as required for our business. Mr. Ryan presently commits approximately 60% of his business time to the business of Cignus. Mr. Ryan does not have formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. His prior managerial and consulting positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on our independent geological consultant, Laurence Sookochoff, P.Eng., to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

Compensation

Following the termination of $2,500 monthly management fee to our sole executive officer and sole director effective June 30, 2006, we presently do not pay our officer and director any salary or consulting fee. We do not pay our sole director and officer any compensation for serving as a director on our board of directors.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal agreements. Our verbal agreement with our geologist includes his reviewing all of the results from the exploratory work performed upon the site and making recommendations based on those results in exchange for payments equal to the usual and customary rates received by geologists performing similar consulting services. Additionally, we have a verbal agreement with our outside auditors to perform requested accounting functions at their normal and customary rates.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our sole officer and director. We conduct our business through agreements with consultants and arms-length third parties.

Committees of the Board Of Directors

Our audit committee presently consists of our sole director and officer. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Our sole director performs the functions of a nominating committee and oversees the process by which individuals may be nominated to our board of directors. The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate nominating committee consisting of independent directors, if the number of our directors is expanded.

Audit Committee Financial Expert

We have no audit committee financial expert serving on our audit committee. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and certain other finance executives, which is a “code of ethics” as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended May 31, 2006. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, Corporate Controller, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended August 31, 2006, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.                EXECUTIVE COMPENSATION.

Management Compensation

The following table summarizes the compensation awarded to, earned by, or paid to our President, Secretary, Treasurer and a director who received annual compensation in excess of $100,000 (the “Named Executive Officers”) for each of our three most recently completed fiscal years:

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/* SARs (#)	LTIP payouts ($)	All Other Compensation
David K. Ryan	President, Secretary, Treasurer, and Director	2006 2005	$0 $0	$0 $0	$15,000(1)(2) $17,500(1)	0 0	0 0	$0 $0	$0 $0
Notes:
(1)	Consists of a monthly fee of $2,500 for management consulting services provided by Mr. Ryan to Cignus.
(2)	Effective June 30, 2006, Mr. Ryan terminated his monthly $2,500 management fee.

STOCK OPTION GRANTS

Since our inception on March 10, 2005, we have not granted any stock options or stock appreciation rights to any of our executive officers.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

We have no arrangements for the compensation of any of our directors.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 24, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	David K. Ryan President, Secretary and Treasurer Director #206 – 1480 Gulf Road Point Roberts, WA 98281	10,000,000 Shares Direct	62.5%
Common Stock	All Directors and Executive Officers as a Group (1 person)	10,000,000 Shares Direct	62.5%
5% STOCKHOLDERS
Common Stock	David K. Ryan President, Secretary and Treasurer Director #206 – 1480 Gulf Road Point Roberts, WA 98281	10,000,000 Shares Direct	62.5%

Notes:
(1)

Based on 16,000,000 shares of our common stock issued and outstanding as of November 24, 2006. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 24, 2006.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On March 21, 2005, we issued 10,000,000 total shares of common stock to our President, Secretary and Treasurer, David K. Ryan, at a price of $0.001 per share for total proceeds of $10,000. This issuance was made to Mr. Ryan, who is a sophisticated individual and is in a position of access to relevant and material information regarding our operations. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act of 1933.

Director Independence

Our board of directors is comprised of only one individual. As such, none of the members of our board of directors are “independent” within the meaning of definitions established by a national securities exchange, NASDAQ. As a result of limited operating history and minimal resources, small companies such as ours generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage necessary to attract and retain independent directors. Subject to the availability of necessary resources in the future, our board of directors intends to seek additional members who are independent, have a variety of experiences and backgrounds, and who will represent the balanced, best interests of all of our stockholders.

ITEM 13.                EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated March 23, 2005 between Larry Sostad and CVI Exploration Ltd.(1)

14.1	Code of Ethics.(2)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on November 25, 2005, as amended.
(2)	Filed with the SEC as an exhibit to our Quarterly Statement on Form 10-QSB filed on July 11, 2006.

ITEM 14.                PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal year ended August 31, 2006 and the period from inception on March 10, 2005 to August 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended August 31, 2006	Period from Inception on March 10, 2005 to August 31, 2005
Audit Fees	$5,000	$4,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$4,200	$4,600
Total	$9,200	$8,600

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNUS VENTURES INC.

Date:	November 28, 2006	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	November 28, 2006	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)