Form 10QSB
period 2006-11-30
CIGNUS VENTURES INC.
filed 2007-01-16
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended November 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 11, 2007, the Issuer had 16,000,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company”, and “Cignus” mean Cignus Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	November 30,	August 31,
	2006	2006
ASSETS
Current
Cash	$3,663	$9,692
Office Equipment, net	986	1,120
	$4,649	$10,812
LIABILITIES
Current
Accounts payable and accrued liabilities	$34,741	$16,433
Contingency, Commitments And Contractual Obligations
(Note 8)
STOCKHOLDERS’ DEFICIENCY
Share Capital
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of
$0.001 per share
Issued and outstanding:
16,000,000 common shares at November 31, 2006	16,000	16,000
and August 31, 2006
Additional paid-in capital	114,000	114,000
Deficit Accumulated During The Exploration Stage	(160,092)	(135,621)
	(30,092)	(5,621)
	$4,649	$10,812

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 10
	THREE MONTHS ENDED		2005 TO
	NOVEMBER 30,		NOVEMBER 30,
	2006	2005	2006

Revenue	$-	$-	$-

Expenses
Amortization	134	89	627
Incorporation costs	-	-	1,271
Management fees	-	7,500	44,100
Mineral property acquisition	-	-	5,000
Mineral property exploration costs	-	-	11,000
Office and sundry	865	2,884	10,344
Professional fees	22,733	9,754	75,042
Transfer and filing fees	739	2,166	6,290
Travel and promotion	-	1,208	6,418

Net Loss For The Period	$24,471	$23,601	$160,092

Basic And Diluted Loss Per Common
Share	$(0.00)	$(0.00)

Weighted Average Number Of Common
Shares Outstanding	16,000,000	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			PERIOD FROM
			INCEPTION
			MARCH 10
	THREE MONTHS ENDED		2005 TO
	NOVEMBER 30,		NOVEMBER 30,
	2006	2005	2006

Cash Flows (Used in) Operating Activities
Net loss for the period	$(24,471)	$(23,601)	$(160,092)
Items not involving cash:
Amortization	134	89	627
Changes in non - cash operating working
capital items:
Increase in accounts payable and
accrued liabilities	18,308	542	34,741
Decrease in prepaid expenses		5,000	-
	(6,029)	(17,970)	(124,724)

Cash Flows From Financing Activity
Issue of common stock	-	-	130,000

Cash Flows (Used in) Investing Activity
Office equipment purchase	-	(1,613)	(1,613)

Net Increase (Decrease) In Cash	(6,029)	(19,583)	3,663

Cash, Beginning Of Period	9,692	87,074	-

Cash, End Of Period	$3,663	$67,491	$3,663

Supplemental Disclosure Of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations of Cignus Ventures Inc. (the “Company”) for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006. The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006, has been omitted. The results of operations for the three month period ended November 30, 2006 are not necessarily indicative of results for the entire year ending August 31, 2007.

2.	NATURE OF OPERATIONS

a)	Organization

The Company was incorporated in the State of Nevada, U.S.A., on March 10, 2005. The Company’s principal executive offices are in Point Roberts, Washington.

On March 21, 2005, the Company formed a wholly-owned subsidiary, known as CVI Exploration Ltd. (“CVI”), a company incorporated in British Columbia, Canada.

b)	Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations. The Company is an exploration stage company as defined in the Statement of Financial Accounting Standards No. 7 (“SFAS 7”).

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS (Continued)

c)	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $160,092 for the period from March 10, 2005 (inception) to November 30, 2006, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management intends to seek additional capital through future equity financings or generate profitable operations in the future. Such financings may not be available to the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

a)	Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CVI Exploration Ltd. (a British Columbia corporation). All significant inter-company balances and transactions have been eliminated on consolidation.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

b)	Use of Estimates

The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results may differ from the estimates.

c)	Office Equipment

Office equipment consisting of computer hardware is recorded at cost and is being amortized using the straight-line method over its estimated useful life of 3 years.

d)	Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition costs are expensed as incurred. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

e)	Mining Properties

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

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)	Mining Properties (Continued)

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

f)	Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets. The Company tests the recoverability of the assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

4.	OFFICE EQUIPMENT

	November 30,			August 31,
	2006			2006
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,613	$627	$986	$1,120

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

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

The three mineral claims are effective until August 13, 2007, November 22, 2007 and November 24, 2007 respectively.

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

i.

Minimum amount of exploration work on a claim or payment in the equivalent sum in lieu of work. The fee is $3.50 ($4 Cdn) per hectare each year for three years, then $7.00 ($8 Cdn) per hectare each year afterwards;

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

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2006
(Unaudited)
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS

As at November 30, 2006, accounts payable includes $5,000 (August 31, 2006 -$5,000) due to a director and officer.

During the three months ended November 30, 2006 and 2005, the Company paid or accrued management fees, in the amount of $0 and $7,500 respectively, to a director and officer.

During the period ended November 30, 2005, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

8.	CONTINGENCY, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

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

OVERVIEW

We were incorporated on March 10, 2005, under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in three mineral claims known as Moscena 1, Moscena 2 and Maple Leaf Claims (the “Moscena Claims”) comprised of a claim block totaling 379.6 hectares located in the Alberni Mining Division on the west coast of Vancouver Island, British Columbia, Canada. Title to our mineral claims is held by our wholly owned subsidiary, CVI Exploration Ltd., the owner of the Moscena Claims. Our plan of operation is to conduct mineral exploration activities on the Moscena Claims in order to assess whether they possess mineral deposits of copper, silver, and gold capable of commercial extraction.

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

RECENT CORPORATE DEVELOPMENTS

The following significant corporate developments occurred since the completion of our fiscal year ended August 31, 2006:

1.	In October, 2006, we commenced Phase II of our exploration program. Phase II is expected to be completed before the end of January, 2007. See “Current State of Exploration,” below.

MOSCENA CLAIMS

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

Phase I Exploration Results

The results of the June 1, 2005 geological report on the Moscena Claims prepared by our geological consultant, Mr. Sookochoff, concluded that the property covers a number of quartz veins containing localized gold values that may be potentially developed to economic mineral zones. The report concluded that the reported banding of the veins is an indication that the veins may be epithermal requiring further exploration. The report suggested that we proceed with the four phase exploration program outlined as follows:

Phase	Exploration Program	Cost	Status
Phase I	Trenching, Sampling and Prospecting of Moscena Property.	$6,000	Completed in June, 2005.
Phase II	Coverage of the Maple Leaf veined area with a VLF-EM survey for a structural analysis; local geochem surveys over “anomalous” zones.	$ 5,000	Commenced in October, 2006 and expected to complete by the end of January 2007.
Phase III	Sampling and geological mapping of the veins within anomalous zones.	$7,500	To be completed in 2007 based on the results of Phase II.
Phase IV	Test diamond drilling of the prime targets.	$30,000	To be completed in 2007 based on the results of Phase III.
	Total Estimated Cost	$48,500

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

Phase I of our exploration program was completed in early June, 2005. The total cost for the first phase was approximately $6,000. The Phase I exploratory program consisted of confirmation of past results by blast trenching and sampling, and relocation of mineralized zones and structural features. The second phase consisting of compilation and correlation of all data and reconnaissance soil geochemical sampling and geochemical surveying commenced in October, 2006. Phase II is expected to complete before the end of January, 2007 at an estimated cost of $5,000. As of November 30, 2006, Mr. Sookochoff has received $11,000 in connection with the preparation of his geological report and the exploration of our mineral claims.

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

Our cash on hand as of November 30, 2006 is $3,663. We have sufficient cash on hand to pay the costs of Phase II of our proposed exploration program. However, we will require additional financing in order to proceed with any additional work beyond Phase II of our exploration program. We presently do not have any arrangements for additional financing for exploration work beyond Phase II of our exploration program, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with exploration work beyond Phase II of our exploration program.

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

RESULTS OF OPERATIONS

Summary of First Quarter Results

	Three Months Ended November 30,
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	$(24,471)	$(23,601)	3.7%
Net Loss	$(24,471)	$(23,601)	3.7%

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

Operating Expenses

We incurred administrative expenses in the amount of $160,092 for the period from March 10, 2005 (inception) to November 30, 2006. Administrative expenses for the three month period ended November 30, 2006 included the following expenses:

	Three Months	Three Months
	Ended	Ended	Percentage
	November 30,	November 30,	Increase /
Expenses	2006	2005	(Decrease)
Amortization	$134	$89	50.6%
Incorporation Costs	-	-	n/a
Management Fees	-	7,500	(100.0)%
Mineral Property Acquisition	-	-	n/a
Mineral Property Exploration Costs	-	-	n/a
Office and Sundry	865	2,884	(70.0)%
Professional Fees	22,733	9,754	133.1%
Transfer and Filing Fees	739	2,166	(65.9)%
Travel and Promotion	-	1,208	(100.0)%
Total Expenses	$24,471	$23,601	3.7%

The increases in our expenses for the three month period ended November 30, 2006 as compared to the comparative period in 2005 are primarily due to an increase in accrued professional expenses associated with meeting our reporting obligations under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Moscena Claims. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program to Phase IV. However, there are no assurances that such a determination will be made.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At November 30, 2006	At August 31, 2006	Increase / (Decrease)
Current Assets	$3,663	$9,692	(62.2)%
Current Liabilities	(34,741)	(16,433)	111.4%
Working Capital	$(31,078)	$(6,741)	361.0%

Cash Flows

	Three Months Ended	Three Months Ended
	November 30, 2006	November 30, 2005
Cash Flows Used In Operating Activities	$(6,029)	$(17,970)
Cash Flows From Financing Activities	-	-
Cash Flows Used In Investing Activities	-	(1,613)
Net Increase (Decrease) In Cash During Period	$(6,029)	$(19,583)

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

Financing Requirements

As at November 30, 2006, we had cash in the amount of $3,663. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception on March 10, 2005 to November 30, 2006, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $160,092 and net cash outflows from operations and are dependent upon obtaining financing to pursue any extensive exploration activities. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2006 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

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

Mineral Property Acquisition, Exploration and Evaluation Expenditures

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition costs are expensed as incurred. Exploration costs are expensed as incurred regardless of the stage of development or existence of reserves.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets. All long-lived assets are reviewed for impairment whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Mining Properties

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

Our current operating funds are insufficient to complete the proposed exploration program. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of November 30, 2006, we had cash in the amount of $3,663. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We have commenced Phase II of our recommended geological work program and have sufficient cash on hand to complete Phase II of our proposed exploration program. However, we will need additional financing to proceed beyond Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from our Phase II and Phase III exploration program, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $160,092 for the period from March 10, 2005 (inception) to November 30, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford & Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the third phase; as a result, we may have to liquidate our business.

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

Our annual cost of compliance with the Mineral Tenure Act is presently approximately $1,335 per year. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is CDN$4.00 per hectare (approximately US$3.50) in the first three years and CDN$8.00 (approximately US$7.00) in subsequent years. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

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

Our business assets are located in Canada and our director and officer is a resident of Canada. Consequently, it may be difficult for United States investors to effect service of process within the United States upon our assets or our director or officer, or to realize in the United States upon judgments of United States courts predicated upon civil liabilities under U.S. Federal Securities Laws. A judgment of a U.S. court predicated solely upon such civil liabilities may not be enforceable in Canada by a Canadian court if the U.S. court in which the judgment was obtained had jurisdiction, as determined by the Canadian court, in the matter. There is substantial doubt whether an original action could be brought successfully in Canada against any of our assets or our directors and officers predicated solely upon such civil liabilities.

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

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated March 23, 2005 between Larry Sostad and CVI Exploration Ltd.(1)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.(3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on November 25, 2005, as amended.
(2)	Filed with the SEC as an exhibit to our Quarterly Statement on Form 10-QSB filed on July 11, 2006.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on November 29, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNUS VENTURES INC.

Date:	January 11, 2007	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)