Form 10QSB
period 2007-02-28
CIGNUS VENTURES INC.
filed 2007-04-06
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ____ to ____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 4, 2007, the Issuer had 16,000,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended February 28, 2007 are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

As used in this Quarterly Report, the terms "we,” "us,” "our,” the “Company,” and “Cignus” mean Cignus Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	February 28,	August 31,
	2007	2006

ASSETS

Current
Cash	$357	$9,692

Office Equipment, net (Note 4)	852	1,120

	$1,209	$10,812

LIABILITIES

Current
Accounts payable and accrued liabilities	$40,694	$16,433

Contingency, Commitments And Contractual Obligations
(Note 8)

STOCKHOLDERS’ DEFICIENCY

Share Capital (Note 6)
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001 per
share
Issued and outstanding:
16,000,000 common shares at February 28, 2007 and
August 31, 2006	16,000	16,000

Additional paid-in capital	114,000	114,000

Deficit Accumulated During The Exploration Stage	(169,485)	(135,621)
	(39,485)	(5,621)

	$1,209	$10,812

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					MARCH 10
	THREE MONTHS ENDED		SIX MONTHS ENDED		2005 TO
	FEBRUARY 28		FEBRUARY 28		FEBRUARY 28
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Amortization	134	135	268	224	761
Incorporation costs	-	-	-	-	1,271
Management fees	-	7,500	-	15,000	44,100
Mineral property acquisition	-	-	-	-	5,000
Mineral property
exploration costs	-	-	-	-	11,000
Office and sundry	924	1,982	1,789	4,866	12,133
Professional fees	7,836	14,575	30,569	24,329	82,878
Transfer and filing fees	499	1,244	1,238	3,410	6,789
Travel and promotion	-	1,550	-	2,758	5,553

Net Loss For the Period	$9,393	$26,986	$33,864	$50,587	$169,485

Basic And Diluted Loss Per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number
Of Common Shares
Outstanding	16,000,000	16,000,000	16,000,000	16,000,000

The accompanying notes are an integral part of these financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			MARCH 10
	SIX MONTHS ENDED		2005 TO
	FEBRUARY 28		FEBRUARY 28
	2007	2006	2007

Cash Flows (Used in) Operating Activities
Net loss for the period	$(33,864)	$(50,587)	$(169,485)
Items not involving cash:
Amortization	268	224	761
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	24,261	1,537	40,694
Decrease in prepaid expenses	-	2,500	-
	(9,335)	(46,326)	(128,030)

Cash Flows From Financing Activity
Issue of common stock	-	-	130,000

Cash Flows (Used in) Investing Activity
Office equipment purchase	-	(1,613)	(1,613)

Net Increase (Decrease) In Cash	(9,335)	(47,939)	357

Cash, Beginning Of Period	9,692	87,074	-

Cash, End Of Period	$357	$39,135	$357

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations of Cignus Ventures Inc. (the “Company”) for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006. The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006, has been omitted. The results of operations for the three and six month period ended February 28, 2007 are not necessarily indicative of results for the entire year ending August 31, 2007.

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

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS (Continued)

	c)	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $169,485 for the period from March 10, 2005 (inception) to February 28, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management intends to seek additional capital through future equity financings or generate profitable operations in the future. Such financings may not be available to the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FEBRUARY 28, 2007
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

	d)	Mineral Rights

The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

	e)	Exploration Costs

Mineral exploration costs are expensed as incurred.

	f)	Impairment of Long-Lived Assets

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

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	g)	Asset Retirement Obligations

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

4.	OFFICE EQUIPMENT

		February 28,		August 31,
		2007		2006
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,613	$761	$852	$1,120

5.	MINERAL PROPERTY

On March 23, 2005, the Company, through its wholly owned subsidiary, entered into a purchase agreement to acquire an undivided 100% interest in three mineral claims (known as the “Moscena Claims”) comprising a claim block totalling approximately 379.6 hectares located in the Alberni Mining Division on the west coast of Vancouver Island, British Columbia, Canada. The consideration was $5,000 cash (paid) on execution of the agreement.

The three mineral claims are effective until August 13, 2007, November 22, 2007 and November 24, 2007 respectively.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

5.	MINERAL PROPERTY (Continued)

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

i.

Minimum amount of exploration work on a claim or payment in the equivalent sum in lieu of work. The fee is $3.50 ($4 Cdn) per hectare each year for three years, then $7.00 ($8 Cdn) per hectare each year afterwards;

	ii.	Annual minimum cost of compliance is approximately $1,335 per year.

6.	COMMON STOCK

On March 21, 2005, pursuant to a private placement the Company sold 10,000,000 shares of its common stock at $0.001 per share for cash.

On May 31, 2005, pursuant to a private placement the Company sold 6,000,000 shares of its common stock at $0.02 per share for cash.

The Company has no stock option plan, warrants or other dilutive securities.

7.	RELATED PARTY TRANSACTIONS

As at February 28, 2007, accounts payable includes $5,000 (August 31, 2006 -$5,000) due to a director and officer.

During the three months and six months ended February 28, 2007 and 2006, the Company paid or accrued management fees, in the amount of $0 (2006 -$7,500) and $0 (2006 -$15,000) respectively, to a director and officer.

During the period ended February 28, 2007, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007
(Unaudited)
(Stated in U.S. Dollars)

8. CONTINGENCY, COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company has no significant commitments or contractual obligations with any parties respecting executive compensation, consulting arrangements or other matters. Rental of premises is on a month-to-month basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate,” "believe,” "estimate,” "should,” "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

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

Phase	Exploration Program	Cost	Status
Phase I	Trenching, Sampling and Prospecting of Moscena Property.	$6,000	Completed in June, 2005.
Phase II	Coverage of the Maple Leaf veined area with a VLF-EM survey for a structural analysis; local geochem surveys over “anomalous” zones.	$ 5,000	Commenced in October, 2006 and expected to completed in the summer exploration season of 2007.
Phase III	Sampling and geological mapping of the veins within anomalous zones.	$7,500	To be completed in 2007 based on the results of Phase II.
Phase IV	Test diamond drilling of the prime targets.	$30,000	To be completed in 2007 based on the results of Phase III.
	Total Estimated Cost	$48,500

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

Phase II Exploration

The second phase of our exploration program commenced in October, 2006. Phase II is expected to be completed during the summer exploration season of 2007. Phase II of our exploration program consists of compilation and correlation of all data and reconnaissance soil geochemical sampling and geochemical surveying,

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

Phase I of our exploration program was completed in early June, 2005. The total cost for the first phase was approximately $6,000. The Phase I exploratory program consisted of confirmation of past results by blast trenching and sampling, and relocation of mineralized zones and structural features. The second phase consisting of compilation and correlation of all data and reconnaissance soil geochemical sampling and geochemical surveying commenced in October, 2006. Phase II is expected to complete during the summer exploration season of 2007 at an estimated cost of $5,000. As of February 28, 2007, Mr. Sookochoff has received $11,000 in connection with the preparation of his geological report and the exploration of our mineral claims.

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

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over the Next Twelve Months
Professional Fees	$20,000
Mineral Exploration costs	$37,500
Miscellaneous	$5,000
TOTAL	$62,500

Our cash on hand as of February 28, 2007 is $357. We anticipate that we will incur approximately $62,500 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As such, we currently do not have sufficient cash to meet the anticipated costs of completing Phase III of our exploration program and meeting our anticipated working capital requirements for the next twelve months. As a result, we will need additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

RESULTS OF OPERATIONS

Summary of Second Quarter Results

	Three Months Ended February 28,			Six Months Ended February 28,
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$-	$-	-	$-	$-	-
Expenses	(9,393)	(26,986)	(65.2%)	$(33,864)	$(50,587)	(33.1%)
Net Loss	$(9,393)	$(26,986)	(65.2%)	$(33,864)	$(50,587)	(33.1%)

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

Operating Expenses

We incurred operating expenses of $169,485 for the period from March 10, 2005 (inception) to February 28, 2007. Administrative expenses for the three and six month periods ended February 28, 2007 included the following expenses:

	Three Months Ended February 28,			Six Months Ended February 28,
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)			(Decrease)
Amortization	$134	$135	(0.01%)	$268	$224	19.6%
Management Fees	-	7,500	(100%)	-	15,000	(100%)

	Three Months Ended February 28,			Six Months Ended February 28,
Office and Sundry	924	1,982	(53.4%)	1,789	4,866	(63.2%)
Professional Fees	7,836	14,575	(46.2%)	30,569	24,329	25.6%
Transfer and Filing Fees	499	1,244	(59.9%)	1,238	3,410	(63.7%)
Travel and Promotion	-	1,550	(100%)	-	2,758	(100%)
Total Expenses	$9,393	$26,986	(65.2%)	$33,864	$50,587	(33.1%)

Our operating expenses declined by 33.1% for the six month period ended February 28, 2007 as compared to the six months ended February 28, 2006 primarily due to a decrease in management fees. We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Moscena Claims. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program to Phase IV. However, there are no assurances that such a determination will be made.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At February 28, 2007	At August 31, 2006	Increase / (Decrease)
Current Assets	$357	$9,692	(96.3%)
Current Liabilities	(40,694)	(16,433)	147.6%
Working Capital	$(40,337)	$(6,741)	498.4%

Cash Flows
	Six Months Ended	Six Months Ended
	February 28, 2007	February 28, 2006
Cash Flows (Used In) Operating Activities	$(9,335)	$(46,326)
Cash Flows From Financing Activities	-	-
Cash Flows (Used in) Investing Activities	-	(1,613)
Net Decrease In Cash During Period	$(9,335)	$(47,939)

As at February 28, 2007, accounts payable includes $5,000 due to our sole director. The decreases in our working capital at February 28, 2007 from August 31, 2006 are primarily a result of the increase in our professional fees paid in connection with preparing and filing our periodic reports under the Exchange Act and from the fact that we had no revenue or sources of financing during the six month period ended February 28, 2007.

We anticipate that we will incur approximately $62,500 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As such, we currently do not have sufficient cash to meet the anticipated costs of completing Phase III of our exploration program and meeting our anticipated working capital requirements for the next twelve months. As a result, we will need additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

Financing Requirements

As at February 28, 2007, we had cash in the amount of $357. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception on March 10, 2005 to February 28, 2007, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $169,485 and net cash outflows from operations and are dependent upon obtaining financing to pursue any extensive exploration activities. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2006 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

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

Mineral Rights

Cignus capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration Costs

Mineral exploration costs are expensed as incurred.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are insufficient to complete the proposed exploration program. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of February 28, 2007, we had cash in the amount of $357. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We have commenced Phase II of our recommended geological work program and have sufficient cash on hand to complete Phase II of our proposed exploration program. However, we will need additional financing to proceed beyond Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from our Phase II and Phase III exploration program, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $169,485 for the period from March 10, 2005 (inception) to February 28, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford & Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the third phase; as a result, we may have to liquidate our business.

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

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CIGNUS VENTURES INC.

Date: April 5, 2007	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)