Form 10QSB
period 2007-05-31
CIGNUS VENTURES INC.
filed 2007-07-16
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 11, 2007, the Issuer had 16,000,000 Shares of Common Stock
outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended May 31, 2007 are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

As used in this Quarterly Report, the terms "we,” "us,” "our,” the “Company,” and “Cignus” mean Cignus Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

  CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	May 31,	August 31,
	2007	2006

ASSETS

Current
Cash	$314	$9,692

Office Equipment, net (Note 4)	717	1,120

	$1,031	$10,812

LIABILITIES

Current
Accounts payable and accrued liabilities	$48,782	$16,433

Contingency, Commitments And Contractual Obligations
(Note 8)

STOCKHOLDERS’ DEFICIENCY

Share Capital (Note 6)
Authorized:
100,000,000 common voting stock with a par value of
$0.001 per share
100,000,000 preferred stock with a par value of $0.001 per
share
Issued and outstanding:
16,000,000 common shares at May 31, 2007 and August
31, 2006	16,000	16,000

Additional paid-in capital	114,000	114,000

Deficit Accumulated During The Exploration Stage	(177,751)	(135,621)
	(47,751)	(5,621)

	$1,031	$10,812

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					INCEPTION
					MARCH 10
	THREE MONTHS ENDED		NINE MONTHS ENDED		2005 TO
	MAY 31		MAY 31		MAY 31
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Amortization	135	134	403	358	896
Incorporation costs	-	-	-	-	1,271
Management fees	-	7,500	-	22,500	44,100
Mineral property acquisition	-	-	-	-	5,000
Mineral property
exploration costs	-	5,000	-	5,000	11,000
Office and sundry	1,813	1,753	3,602	6,619	13,946
Professional fees	5,693	8,339	36,262	32,668	88,571
Transfer and filing fees	625	815	1,863	4,225	7,414
Travel and promotion	-	1,152	-	3,910	5,553

Net Loss For the Period	$8,266	$24,693	$42,130	$75,280	$177,751

Basic And Diluted Loss Per
Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number
Of Common Shares
Outstanding	16,000,000	16,000,000	16,000,000	16,000,000

The accompanying notes are an integral part of these financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			INCEPTION
			MARCH 10
	NINE MONTHS ENDED		2005 TO
	MAY 31		MAY 31
	2007	2006	2007

Cash Flows (Used in) Operating Activities
Net loss for the period	$(42,130)	$(75,280)	$(177,751)
Items not involving cash:
Amortization	403	358	896
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	32,349	2,115	48,782
Decrease in prepaid expenses	-	4,692	-
	(9,378)	(68,115)	(128,073)

Cash Flows From Financing Activity
Issue of common stock	-	-	130,000

Cash Flows (Used in) Investing Activity
Office equipment purchase	-	(1,613)	(1,613)

Net Increase (Decrease) In Cash	(9,378)	(69,728)	314

Cash, Beginning Of Period	9,692	87,074	-

Cash, End Of Period	$314	$17,346	$314

Supplemental Disclosure Of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial information furnished herein reflects all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations of Cignus Ventures Inc. (the “Company”) for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006. The Company assumes that the users of the interim consolidated financial information herein have read, or have access to, the audited consolidated financial statements for the preceding fiscal year, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended August 31, 2006, has been omitted. The results of operations for the three and nine month periods ended May 31, 2007 are not necessarily indicative of results for the entire year ending August 31, 2007.

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

MAY 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

2.	NATURE OF OPERATIONS (Continued)

	c)	Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $177,751 for the period from March 10, 2005 (inception) to May 31, 2007, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management intends to seek additional capital through future equity financings or generate profitable operations in the future. Such financings may not be available to the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

MAY 31, 2007
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

MAY 31, 2007
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

4.	OFFICE EQUIPMENT

		May 31,		August 31,
		2007		2006
		ACCUMULATED	NET BOOK	NET BOOK
	COST	AMORTIZATION	VALUE	VALUE

Computer equipment	$1,613	$896	$717	$1,120

5.	MINERAL PROPERTY

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

MAY 31, 2007
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

As at May 31, 2007, accounts payable includes $5,450 (August 31, 2006 -$5,000) due to a director and officer.

During the three months and nine months ended May 31, 2007 and 2006, the Company paid or accrued management fees, in the amount of $0 (2006 -$7,500) and $0 (2006 -$22,500) respectively, to a director and officer.

During the period ended May 31, 2007, the Company carried out a number of transactions with related parties in the normal course of business. These transactions were recorded at their exchange amount, which is the amount of consideration established and agreed to by the related parties.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
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

OVERVIEW

We were incorporated on March 10, 2005, under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in three mineral claims known as Moscena 1, Moscena 2 and Maple Leaf Claims (the “Moscena Claims”) comprised of a claim block totaling 379.6 hectares located in the Alberni Mining Division on the west coast of Vancouver Island, British Columbia, Canada. Title to our mineral claims is held by our wholly owned subsidiary, CVI Exploration Ltd., the registered owner of the Moscena Claims. Our plan of operation is to conduct mineral exploration activities on the Moscena Claims in order to assess whether they possess mineral deposits of copper, silver, or gold capable of commercial extraction.

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

Phase	Exploration Program	Cost	Status
Phase I	Trenching, Sampling and Prospecting of Moscena Property.	$6,000	Completed in June, 2005.
Phase II	Coverage of the Maple Leaf veined area with a VLF-EM survey for a structural analysis; local geochem surveys over “anomalous” zones.	$5,000	Commenced in October, 2006 and expected to be completed in the summer exploration season of 2007.
Phase III	Sampling and geological mapping of the veins within anomalous zones.	$7,500	To be completed in 2007 based on the results of Phase II.
Phase IV	Test diamond drilling of the prime targets.	$30,000	To be completed in 2007 based on the results of Phase III.
	Total Estimated Cost	$48,500

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

Trench No.	Location	Sample No.	Description	Oz/t Ag	Oz/t Au
1	H Vein	Moscena 1	Quartz grab	Trace	0.002
2	F Vein	Moscena 2	Quartz grab	Trace	Trace
3	E Vein	Moscena 3	Quartz grab	Trace	Trace
4	Shaft Vein	Moscena 4	Quartz grab	12.12	0.716
4	Shaft Vein	Moscena 5	Quartz grab	9.59	7.34

The Phase I report confirmed the existence of the veins which appear to contain localized significant amounts of sulfides which may indicate gold values. The report recommended that systematic sampling of the veins and host rock with analysis of the vein material would be required to determine the nature of the veins and potential mineral controls pursuant to Phase II of the exploration program.

Phase II Exploration

The second phase of our exploration program commenced in October, 2006. Phase II is expected to be completed during the summer exploration season of 2007. Phase II of our exploration program consists of compilation and correlation of all data and reconnaissance soil geochemical sampling and geochemical surveying.

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

Phase I of our exploration program was completed in early June, 2005. The total cost for the first phase was approximately $6,000. The Phase I exploratory program consisted of confirmation of past results by blast trenching and sampling, and relocation of mineralized zones and structural features. The second phase consisting of compilation and correlation of all data and reconnaissance soil geochemical sampling and geochemical surveying commenced in October, 2006. We have expended $5,000 on Phase II of our exploration program to date. Phase II is expected to be completed during the summer exploration season of 2007.

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

Our cash on hand as of May 31, 2007 is $314. We anticipate that we will incur approximately $62,500 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As such, we currently do not have sufficient cash to meet the anticipated costs of completing Phase III of our exploration program and meeting our anticipated working capital requirements for the next twelve months. As a result, we will need additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

RESULTS OF OPERATIONS

Summary of Third Quarter Results

	Three Months Ended May 31,			Nine Months Ended May 31,
			Percentage			Percentage
			Increase /			Increase /
	2007	2006	(Decrease)	2007	2006	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(8,266)	(24,693)	(66.5%)	(42,130)	(75,280)	(44)%
Net Loss	$(8,266)	$(24,693)	(66.5%)	$(42,130)	$(75,280)	(44)%

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

Operating Expenses

We incurred operating expenses of $177,751 for the period from March 10, 2005 (inception) to May 31, 2007. Administrative expenses for the three and nine month periods ended May 31, 2007 included the following expenses:

	Three Months Ended May 31,			Nine Months Ended May 31,
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)			(Decrease)
Amortization	$135	$134	0.01%	$403	$358	12.6%
Management Fees	--	7,500	(100)%	--	22,500	(100)%
Mineral Property	--	5,000	(100)%	--	5,000	(100)%
Exploration Costs
Office and Sundry	1,813	1,753	3.4%	3,602	6,619	(45.6)%
Professional Fees	5,693	8,339	(31.7)%	36,262	32,668	11%
Transfer and Filing Fees	625	815	(23.3)%	1,863	4,225	(56)%
Travel and Promotion	--	1,152	(100)%	--	3,910	(100)%
Total Expenses	$8,266	$24,693	(66.5)%	$42,130	$75,280	(44)%

Our operating expenses declined by 44% for the nine month period ended May 31, 2007 as compared to the nine months ended May 31, 2006 primarily due to a decrease in management fees. We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Moscena Claims. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program to Phase IV. However, there are no assurances that such a determination will be made.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At May 31, 2007	At August 31, 2006	Increase / (Decrease)
Current Assets	$314	$9,692	(96.8)%
Current Liabilities	(48,782)	(16,433)	196.9%
Working Capital (Deficit)	$(48,468)	$(6,741)	619%

Cash Flows
	Nine Months Ended	Nine Months Ended
	May 31, 2007	May 31, 2006
Cash Flows (Used In) Operating Activities	$(9,378)	$(68,115)
Cash Flows From Financing Activities	-	-
Cash Flows (Used in) Investing Activities	-	(1,613)
Net Decrease In Cash During Period	$(9,378)	$(69,728)

As at May 31, 2007, accounts payable includes $5,450 due to our sole director. The increases in our working capital deficit at May 31, 2007 from August 31, 2006 are primarily as a result of the increase in our professional fees paid in connection with preparing and filing our periodic reports under the Exchange Act and the fact that we had no revenue or sources of financing during the nine month period ended May 31, 2007.

We anticipate that we will incur approximately $62,500 for operating expenses, including expenses associated with continuing our exploration program and professional expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As at May 31, 2007, we had cash in the amount of $314. Accordingly, we currently do not have sufficient cash to meet the anticipated costs of completing of our exploration program and meeting our anticipated working capital requirements for the next twelve months. As a result, we will need additional financing. See “Financing Requirements,” below.

Financing Requirements

As at May 31, 2007, we had cash in the amount of $314. Our current operating funds are not sufficient to complete all phases of our proposed exploration program and will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception on March 10, 2005 to May 31, 2007, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $177,751 and net cash outflows from operations and are dependent upon obtaining financing to pursue any extensive exploration activities. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2006 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

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

Mineral Rights

We capitalize acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

Exploration Costs

Mineral exploration costs are expensed as incurred.

RISKS AND UNCERTAINTIES

If we do not obtain additional financing, our business will fail.

Our current operating funds are insufficient to complete the proposed exploration program. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of May 31, 2007, we had cash in the amount of $314. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We need additional financing to proceed beyond Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from our Phase II and Phase III exploration program, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $177,751 for the period from March 10, 2005 (inception) to May 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Telford & Sadovnick, P.L.L.C., our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the third phase; as a result, we may have to liquidate our business.

Since this is an exploration project, we face a high risk of business failure due to our inability to predict the success of our business.

We have just begun the initial stages of exploration of our mineral claims, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on March 10, 2005, and to date have been involved primarily in organizational activities, the acquisition of the mineral claims, obtaining a summary geological report and performing preliminary exploration work on our mineral claims. We have not earned any revenues to date.

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

Our annual cost of compliance with the Mineral Tenure Act is presently approximately $1,335 per year. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee, excluding applicable recording fees, is CDN$4.00 per hectare (approximately US$3.50) in the first three years and CDN$8.00 (approximately US$7.00) in subsequent years. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

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

We completed an offering of 6,000,000 shares of our common stock at a price of $0.02 per share to investors in May, 2005. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, existing shareholder’s percentage interest in us will be lower. This condition is often referred to as “dilution.” The result of this could reduce the value of shareholders stock.

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

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CIGNUS VENTURES INC.

Date:	July 13, 2007	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)