Form 10KSB
period 2007-08-31
CIGNUS VENTURES INC.
filed 2007-12-14
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

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
$120,000, based on a price of $0.02 per share, being the price at which the Issuer last sold shares of its common stock.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 16,000,000 Shares of Common Stock as of November 26, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

CIGNUS VENTURES INC.

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED AUGUST 31, 2007

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

ITEM 1.                DESCRIPTION OF BUSINESS.

OVERVIEW

We were incorporated on March 10, 2005, under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in three mineral claims known as Moscena 1, Moscena 2 and Maple Leaf Claims (the “Moscena Claims”) comprised of a claim block totalling 379.6 hectares located in the Alberni Mining Division on the west coast of Vancouver Island, British Columbia, Canada. Title to our mineral claims is held by our wholly owned subsidiary, CVI Exploration Ltd., a British Columbia company. During the next 12 months, we intend to conduct mineral exploration activities on the Moscena Claims in order to assess whether they possess mineral deposits of copper, silver, and gold capable of commercial extraction.

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

In order to maintain our mineral claims in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the Ministry of Mines. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is CDN$4.00 per hectare (approximately US$3.79) in the first three years and CDN$8.00 (approximately US$7.57) in subsequent years. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claims for one additional year. Our mineral claims consist of 379.6 hectares. As our mineral claims are effective until August 13, 2008, November 22, 2008 and November 24, 2008, we must file confirmation of the completion of exploration work in the minimum amount of CDN$1,518 (approximately $1,438) or make a payment in lieu or exploration work in the minimum amount by those dates or our claims will expire. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse, and we will lose all interest that we have in our mineral claims. We intend to pay the required fee or perform the minimum exploration work required to meet this amount to extend our mineral claims for an additional year upon the expiry of our mineral claims, unless the results of our exploration program indicate that the claims are not commercially viable. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claims will lapse and we will lose all interest that we have in these mineral claims.

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

ITEM 2.                DESCRIPTION OF PROPERTY.

We currently do not own any physical property or own any real property. We own a 100% undivided interest in the Moscena Claims.

We rent office space at Suite 206 – 1480 Gulf Road, Point Roberts, WA 98281, consisting of approximately 144 square feet, at a cost of $225 per month. This rental is on a month-to-month basis without a formal contract.

THE MOSCENA CLAIMS

Under the Mineral Title Act, title to British Columbia mineral claims can only be held by individuals, British Columbia corporations and foreign corporations extra provincially registered in British Columbia. As such, title to our mineral claim is held by our wholly owned subsidiary, CVI Explorations Ltd., a British Columbia company.

Description of Moscena Claims

The Moscena Claims property is comprised of three mineral claims with a total area of approximately 379.6 hectares, located on the west coast of Vancouver Island, British Columbia, Canada. See “Figure 1” below. The Moscena Claims are recorded with the Ministry of Mines for the Province of British Columbia, Canada as follows:

Name of Mineral Claim	Number of Hectares	Tenure Number	Expiry Date
MOSCENA 1	105.428	545652	November 22, 2008
MOSCENA 2	189.821	545823	November 24, 2008
MAPLE LEAF	84.31	539201	August 13, 2008

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

Recommended Geological Exploration Program

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

The geological evaluation report prepared by Mr. Sookochoff summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

In his geological report, Mr. Sookochoff, recommended that a four phase exploration program, at an approximate cost of $48,500, be undertaken on the property to assess its potential to host copper, silver, and gold mineralization. The four phase program consists of the following:

Phase	Exploration Program	Cost	Status
Phase I	Trenching, Sampling and Prospecting of Moscena Property	$6,000	Completed in June, 2005.
Phase II	Coverage of the Maple Leaf veined area with a VLF-EM survey for a structural analysis; local geochem surveys over “anomalous” zones	$5,000	Commenced in October, 2006 and expected to completed in the spring exploration season of 2008.
Phase III	Sampling and geological mapping of the veins within anomalous zones	$7,500	To be completed in 2008 based on the results of Phase II.
Phase IV	Test diamond drilling of the prime targets	$30,000	To be completed in 2008 based on the results of Phase III.
	Total Estimated Cost	$48,500

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

Phase II Exploration

The second phase of our exploration program commenced in October, 2006. Phase II is expected to be completed during the spring exploration season of 2008. Phase II of our exploration program consists of compilation and correlation of all data and reconnaissance soil geochemical sampling and geochemical surveying,

ITEM 3.                LEGAL PROCEEDINGS.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CGNV” on April 4, 2006. The high and the low bid prices for our shares since April 4, 2006 as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
May 31, 2006	0.00	0.00
August 31, 2006	0.00	0.00
November 30, 2006	0.00	0.00
February 28, 2007	0.00	0.00
May 31, 2007	0.00	0.00
August 31, 2007	0.00	0.00

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders Of Our Common Stock

As of November 26, 2007, there are 16,000,000 shares of our common stock issued and outstanding that are held of record by twenty-six (26) registered stockholders.

Dividends

We have not declared any dividends on our common stock since our inception on March 10, 2005. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

None.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Over the next twelve months, we plan to conduct mineral exploration activities on the Moscena Claims in order to assess whether the claims possess mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of copper, silver and gold mineralization. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

We received the geological evaluation report on the Moscena Claims entitled the “Geological Evaluation Report on the Moscena Property” prepared by our consulting geologist on June 1, 2005. The geological report summarized the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. Phases I, II, III and IV of our recommended exploration program are as follows:

Phase	Exploration Program	Cost	Status
Phase I	Trenching, Sampling and Prospecting of Moscena Property	$6,000	Completed in June, 2005.
Phase II	Coverage of the Maple Leaf veined area with a VLF-EM survey for a structural analysis; local geochem surveys over “anomalous” zones	$5,000	Commenced in October, 2006 and expected to complete during the spring exploration season of 2008.
Phase III	Sampling and geological mapping of the veins within anomalous zones	$7,500	To be completed in 2008 based on the results of Phase II.
Phase IV	Test diamond drilling of the prime targets	$30,000	To be completed in 2008 based on the results of Phase III.
	Total Estimated Cost	$48,500

Work on Phase I of our exploration program was completed in early June, 2005. The total cost of Phase I was approximately $6,000. The Phase I exploratory program consisted of confirmation of past results by blast trenching and sampling, and relocation of mineralized zones and structural features. Phase II consisted of compilation and correlation of all data and reconnaissance soil geochemical sampling and geochemical surveying commenced in October, 2006. Phase II is expected to be completed during the spring exploration season of 2008.

A decision on proceeding beyond the planned Phase II exploration will be made by assessing whether the results of Phase II are sufficiently positive. In making the decision, we will rely on the recommendations of our geological consultant. The decision of the consultant whether or not to recommend proceeding will be based on a number of factors, including his subjective judgment and will depend primarily on the results of the immediately preceding stage. This assessment will include an assessment of the market for financing of mineral exploration projects at the time of our assessment and an evaluation of our cash reserves after the completion of Phase III. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claims and acquire new claims for exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. In this regard, we presently have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, and do not have any present intention to acquire or be acquired by another company through a merger, reverse acquisition or otherwise.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over the Next Twelve Months
Professional Fees(1)	$20,000
Mineral Exploration costs	$37,500
Miscellaneous	$5,000
TOTAL	$62,500

Notes:
(1)	Includes legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934.

Our cash on hand as of August 31, 2007 is $415. As such, we do not have sufficient cash to meet the anticipated costs of completing Phase II of our proposed exploration program and meeting our anticipated working capital requirements for the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	August 31, 2007	August 31, 2006	Increase / (Decrease)
Revenue	$ --	$ --	N/A
Expenses	(52,185)	(96,995)	(46.2)%
Net Loss	$(52,185)	$(96,995)	(46.2)%

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

Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended	Year Ended	Percentage
	August 31, 2007	August 31, 2006	Increase / (Decrease)
Amortization	$538	$493	9.1%
Management fees	--	30,000	(100.0)%
Mineral property exploration costs	570	5,000	(88.6)%
Office and sundry	4,689	7,972	(41.2)%
Professional fees	44,083	44,069	0.0%
Transfer and filing fees	2,305	5,551	(58.5)%
Travel and promotion	--	3,910	(100.0)%
Total	$52,185	$96,995	(46.2)%

The decrease in our expenses was primarily a result of decreased management fees during the year ended August 31, 2007 as a result of Mr. Ryan, our sole executive officer and sole director, terminating his monthly $2,500 management fee.

Professional fees consist of legal and accounting fees associated with meeting our ongoing reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Moscena Claims. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase II of our exploration program to Phase IV. However, there are no assurances that such a determination will be made.

LIQUIDITY AND FINANCIAL CONDITION

Working Capital
			Percentage
	At August 31, 2007	At August 31, 2006	Increase / (Decrease)
Current Assets	$415	$9,692	(95.7)%
Current Liabilities	(58,803)	(16,433)	257.8%
Working Capital (Deficit)	$(58,388)	$(6,741)	766.2%

Cash Flows
	Year Ended	Year Ended
	August 31, 2007	August 31, 2006
Cash Flows used in Operating Activities	$(22,777)	$(75,769)
Cash Flows from (used in) Investing Activities	--	(1,613)
Cash Flows from (used in) Financing Activities	13,500	--
Net Increase (Decrease) in Cash During Period	$(9,277)	$(77,382)

As of August 31, 2007, we had cash on hand of $415 and a working capital deficit of $58,388. During the year ended August 31, 2007, our only source of financing was in the form of short term loans totalling $13,500. These loans are unsecured, non-interest bearing and due on demand.

We anticipate that we will incur approximately $62,500 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As such, we currently do not have sufficient cash to meet the anticipated costs of completing Phase II of our exploration program and meeting our anticipated working capital requirements for the next twelve months. As a result, we will need additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

Financing Requirements

As at August 31, 2007, we had cash in the amount of $415. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception on March 10, 2005 to August 31, 2007, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $187,806 and net cash outflows from operations and are dependent upon obtaining financing to pursue any extensive exploration activities. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2007 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned exploration activities.

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

Our current operating funds are insufficient to complete the proposed exploration program. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of August 31, 2007, we had cash in the amount of $415. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We have commenced Phase II of our recommended geological work program and have sufficient cash on hand to complete Phase II of our proposed exploration program. However, we will need additional financing to proceed beyond Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from our Phase II and Phase III exploration program, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $187,806 for the period from March 10, 2005 (inception) to August 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Davidson & Company LLP, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past the third phase; as a result, we may have to liquidate our business.

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

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure investors that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:

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

Our annual cost of compliance with the Mineral Tenure Act is presently approximately $1,438 per year. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is CDN$4.00 per hectare (approximately US$3.79) in the first three years and CDN$8.00 (approximately US$7.57) in subsequent years. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

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

We may conduct further offerings in the future in which case investors shareholdings will be diluted.

We completed an offering of 6,000,000 shares of our common stock at a price of $0.02 per share to investors in May, 2005. Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be lower. This condition is often referred to as “dilution.” The result of this could reduce the value of investors stock.

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

ITEM 7.                FINANCIAL STATEMENTS.

Index to Consolidated Financial Statements:

Audited consolidated financial statements as of August 31, 2007, including:

1.	Report of Independent Registered Public Accounting Firm (Davidson & Company LLP, Chartered Accountants);

2.	Report of Independent Registered Public Accounting Firm (Telford Sadovnick, P.L.L.C., Certified Public Accountants);

3.	Consolidated Balance Sheets as of August 31, 2007 and 2006;

4.	Consolidated Statements of Operations for the years ended August 31, 2007 and 2006, and the period from inception on March 10, 2005 to August 31, 2007;

5.	Consolidated Statements of Cash Flows for the years ended August 31, 2007 and 2006 and the period from inception on March 10, 2005 to August 31, 2007;

6.	Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from inception on March 10, 2005 through August 31, 2007; and

7.	Notes to Consolidated Financial Statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007 and 2006
(Stated in U.S. Dollars)

DAVIDSON & COMPANY LLP	Chartered Accountants	A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Cignus Ventures Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Cignus Ventures Inc. as at August 31, 2007 and the related consolidated statement of operations, stockholders' deficiency and cash flows for the year ended August 31, 2007 and for the cumulative amounts from inception on March 10, 2005 to August 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as at August 31, 2006 were audited by other auditors whose report dated October 18, 2006, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2007 and the results of its operations and its cash flows for the year ended August 31, 2007 and for the cumulative amounts from inception on March 10, 2005 to August 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of August 31, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

December 7, 2007

A Member of SC INTERNATIONAL
1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cignus Ventures Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Cignus Ventures Inc. (the “Company”) (An Exploration Stage Company) as at August 31, 2006, the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year and period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Cignus Ventures Inc. (the “Company”) (An Exploration Stage Company) as at August 31, 2006, and the results of its operations and its cash flows for the year and period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Telford Sadovnick, P.L.L.C.

TELFORD SADOVNICK, P.L.L.C
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
October 18, 2006

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	AUGUST 31,	AUGUST 31,
	2007	2006

ASSETS

Current Assets
Cash	$415	$9,692

Total Current Assets	415	9,692

Office Equipment, net (Note 4)	582	1,120

Total Assets	$997	$10,812

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$40,303	$11,433
Accounts payable and accrued liabilities –related party (Note 7)	5,000	5,000
Loans payable -stockholder (Note 7)	13,500	-

Total Current Liabilities	58,803	16,433

Contingency, Commitments and Contractual Obligations (Note 10)

Stockholders’ Deficiency
Common stock (Note 8)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
16,000,000 common shares at August 31, 2007 and 2006	16,000	16,000
Additional paid-in capital	114,000	114,000
Deficit accumulated during the exploration stage	(187,806)	(135,621)

Total Stockholders’ Deficiency	(57,806)	(5,621)

Total Liabilities and Stockholders’ Deficiency	$997	$10,812

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
			INCEPTION
			(MARCH 10
	YEAR ENDED	YEAR ENDED	2005) TO
	AUGUST 31,	AUGUST 31,	AUGUST 31,
	2007	2006	2007

EXPENSES

Amortization	$538	$493	$1,031
Incorporation costs	-	-	1,271
Management fees	-	30,000	44,100
Mineral property exploration costs	570	5,000	16,570
Office and sundry	4,689	7,972	15,033
Professional fees	44,083	44,069	96,392
Transfer and filing fees	2,305	5,551	7,856
Travel and promotion	-	3,910	5,553

LOSS BEFORE INCOME TAXES	52,185	96,995	187,806

Provision for income taxes	-	-	-

NET LOSS	$52,185	$96,995	$187,806

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	16,000,000	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
			INCEPTION
			(MARCH 10
	YEAR ENDED	YEAR ENDED	2005) TO
	AUGUST 31,	AUGUST 31,	AUGUST 31
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(52,185)	$(96,995)	$(187,806)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	538	493	1,031
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	28,870	10,733	40,303
Increase in accounts payable and accrued liabilities–related party	-	5,000	5,000
Decrease in prepaid expenses	-	5,000	-
Net cash used in operating activities	(22,777)	(75,769)	(141,472)
CASH FLOWS FROM INVESTING ACTIVITIES
Office equipment purchase	-	(1,613)	(1,613)
Net cash used in investing activities	-	(1,613)	(1,613)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	130,000
Proceeds from loans payable -stockholder	13,500	-	13,500
Net cash provided by financing activities	13,500	-	143,500
NET INCREASE (DECREASE) IN CASH	(9,277)	(77,382)	415
CASH, BEGINNING OF PERIOD	9,692	87,074	-
CASH, END OF PERIOD	$415	$9,692	$415

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION (MARCH 10, 2005) TO AUGUST 31, 2007
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Sale of common stock for cash at $0.001 per
share, March 21, 2005 (inception)	10,000,000	$10,000	$-	$-	$10,000
Sale of common stock for cash at $0.02 per
share, May 31, 2005	6,000,000	6,000	114,000		120,000

Net loss for the period	-	-	-	(38,626)	(38,626)

Balance, August 31, 2005	16,000,000	16,000	114,000	(38,626)	91,374

Net loss for the year	-	-	-	(96,995)	(96,995)

Balance, August 31, 2006	16,000,000	$16,000	$114,000	$(135,621)	$(5,621)

Net loss for the year	-	-	-	(52,185)	(52,185)

Balance, August 31, 2007	16,000,000	$16,000	$114,000	$(187,806)	$(57,806)

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Stated in U.S. Dollars)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Cignus Ventures Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 10, 2005. The Company’s principal executive offices are in Point Roberts, Washington. On March 21, 2005, the Company formed a wholly-owned subsidiary, known as CVI Exploration Ltd. (“CVI”), a company incorporated in British Columbia, Canada. The Company and CVI were formed for the purpose of acquiring exploration and development stage natural resource properties. The Company is considered to be in the exploration stage as it has not yet generated any revenue from its operations.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CVI. All significant inter-company balances and transactions have been eliminated on consolidation.

2.	GOING CONCERN

These consolidated financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $187,806 for the period from inception (March 10, 2005) to August 31, 2007, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in U.S. dollars. The significant accounting policies adopted by the Company are as follows:

	(a)	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

	(b)	Foreign currency translation

The functional currency of the Company is the U.S. dollar. Accordingly, monetary assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical rates. Revenue and expense items denominated in a foreign currency are translated at exchange rates prevailing when such items are recognized in the statement of operations. Exchange gains and losses arising on translation of foreign currency items are included in the statement of operations.

	(c)	Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At August 31, 2007 and 2006, the Company had no cash equivalents.

	(d)	Office equipment

Office equipment consisting of computer hardware is recorded at cost and is being amortized using the straight-line method over its estimated useful life of 3 years. Maintenance and repairs are expensed as incurred while betterment or renewals are capitalized.

	(e)	Mineral rights

The Company capitalizes acquisition and option costs of mineral property rights. The amount capitalized represents fair value at the time the mineral rights were acquired. The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the unit-of-production method.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(f) Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g) Exploration costs

Mineral exploration costs are expensed as incurred.

(h) Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

(i) Fair value of financial instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related party and loans payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

(j) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As at August 31, 2007 and 2006, there were no potentially dilutive instruments outstanding.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(k) Exploration stage

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

(l) Concentration of credit risk

Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

(m) Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

(n) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Stated in U.S. Dollars)

4.	OFFICE EQUIPMENT

	2007	2006
Computer equipment	$1,613	$1,613
Accumulated depreciation	(1,031)	(493)
Net book value	$582	$1,120

In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. Management's estimates of revenues, operating expenses, and operating capital are subject to certain risks and uncertainties which may affect the recoverability of the Company's investments in its assets. Although management has made its best estimate of these factors based on current conditions, it is possible that changes could occur which could adversely affect management's estimate of the net cash flow expected to be generated from its operations.

5.	MINERAL PROPERTY

On March 23, 2005, the Company, through its wholly owned subsidiary, CVI, entered into a purchase agreement to acquire an undivided 100% interest in three mineral claims (the “Moscena Claims”) located in the Alberni Mining Division on the west coast of Vancouver Island, British Columbia, Canada. The consideration was $5,000 cash (paid) on execution of the agreement.

The three mineral claims are effective until August 13, 2008, November 22, 2008 and November 24, 2008 respectively.

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

i.

Minimum amount of exploration work on a claim or payment in the equivalent sum in lieu of work. The fee is $3.79 ($4 Cdn) per hectare each year for three years, then $7.57 ($8 Cdn) per hectare each year afterwards;

	ii.	Annual minimum cost of compliance is $1,438 ($1518 Cdn) per year.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Stated in U.S. Dollars)

6	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended August 31, 2007 and 2006, and differed from the amounts computed by apply the United States of America federal income tax rate of 34% percent to pretax losses from development stage activities as a result of the following:

	Year Ended	Year Ended
	August 31,	August 31,
	2007	2006

Loss for the year	$(52,185)	$(96,995)

Computed expected tax benefit	(17,743)	(33,000)
Increase in valuation allowance	17,743	33,000

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2007 and 2006, is presented below:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards	(63,843)	(46,100)
Valuation allowance	63,843	46,100
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of August 31, 2007 and 2006 was $63,843 and $46,100, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences becomes deductible.

A summary of loss carry forwards and year of expiration at August 31, 2007, is as follows:

	Amount	Expiration

2005	$(38,626)	2025
2006	(96,995)	2026
2007	(52,185)	2027

Total loss carry forwards	$(187,806)

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2007
(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At August 31, 2007 and 2006, included in accounts payable and accrued liabilities –related party is $5,000 owed to an officer and director of the Company.

Loans payable

During the year ended August 31, 2007, two loans were granted from a stockholder totaling $13,500. The loans are unsecured, non-interest bearing and due on demand.

Other

Management fees paid to an officer and director of the Company for the year ended August 31, 2007 and 2006 totaled $Nil and $30,000, respectively. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand, non-interest bearing and due on demand.

8.	COMMON STOCK

The Company’s articles of incorporation allow it to issue up to 100,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001.

On March 21, 2005, the Company issued 10,000,000 shares of its common stock at $0.001 per share in a private placement transaction.

On May 31, 2005, the Company issued 6,000,000 shares of its common stock at $0.02 per share in a private placement transaction.

9.	SEGMENT INFORMATION

The Company’s operations are conducted in one reportable segment being the acquisition of exploration and development stage natural resource properties in Canada. All of the Company’s office equipment is located in Canada.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 24, 2007, Telford Sadovnick, P.L.L.C., Certified Public Accountants (“Telford”), resigned as our auditors. On the same date as the effective date of Telford’s resignation, we engaged Davidson & Company LLP, Chartered Accountants (“Davidson”), as our principal independent accountants. Telford stated that they were resigning as our independent auditor due to the fact that Telford had withdrawn its registration with the Public Company Accountability Oversight Board (“PCAOB”) and is no longer able to audit US issuers.

Our Board of Directors have approved the engagement of Davidson.

Telford’s reports on the financial statements of our fiscal year ended August 31, 2006 and for the period from March 10, 2005 (inception) to August 31, 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope or accounting principles with the exception of a statement regarding the uncertainty of the Company’s ability to continue as a going concern.

There have been no disagreements between the Company and Telford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Telford, would have caused them to make reference to the subject matter of the disagreement in connection with their report for the financial statements for the past year.

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

There were no changes in our internal control over financial reporting during the year ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.             OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our sole executive officer and director and his age and titles as of August 31, 2007 are as follows:

Name	Age	Position

David K. Ryan	41	Director, President, Secretary, Treasurer,
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

Compensation

Following the termination of a $2,500 monthly management fee to our sole executive officer and sole director effective June 30, 2006, we presently do not pay our officer and director any salary or consulting fee. We do not pay our sole director and officer any compensation for serving as a director on our board of directors.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended August 31, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10.                EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers as that term is defined in Item 402(a)(2) of Regulation S-B, during the fiscal year ended August 31, 2007:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
David K. Ryan President, Secretary, Treasurer and Director	2007	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards At Fiscal Year End

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 26, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND EXECUTIVE OFFICERS
Common Stock	David K. Ryan Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer Director #206 – 1480 Gulf Road Point Roberts, WA 98281	10,000,000 Shares Direct	62.5%
Common Stock	All Directors and Executive Officers as a Group (1 person)	10,000,000 Shares Direct	62.5%
5% STOCKHOLDERS
Common Stock	David K. Ryan Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer Director #206 – 1480 Gulf Road Point Roberts, WA 98281	10,000,000 Shares Direct	62.5%

Notes:
(1)

Based on 16,000,000 shares of our common stock issued and outstanding as of November 26, 2007. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 26, 2007.

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

Director Independence

Quotations for our common stock are entered on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Ryan acts as our sole director and as our sole executive officer. As such, we do not have any independent directors

ITEM 13. EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated March 23, 2005 between Larry Sostad and CVI Exploration Ltd.(1)

14.1	Code of Ethics.(2)

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on November 25, 2005, as amended.
(2)	Filed with the SEC as an exhibit to our Quarterly Statement on Form 10-QSB filed on July 11, 2006.

ITEM 14.                PRINCIPAL AND ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years ended August 31, 2007 and August 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended August 31, 2007	Year Ended August 31, 2006
Audit Fees	$15,000	$7,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$1,600	$4,500
Total	$16,600	$12,000

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNUS VENTURES INC.

Date:	December 14, 2007	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 14, 2007	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
Director
(Principal Executive Officer
and Principal Accounting Officer)