Form 10QSB
period 2007-11-30
CIGNUS VENTURES INC.
filed 2008-01-14
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended November 30, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-51714

CIGNUS VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	74-3152432
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

#206 – 1480 Gulf Road
Point Roberts, WA 98281
(Address of principal executive offices)

(360) 483-9517
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 8, 2008, the Issuer had 16,000,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that can be expected for the year ending August 31, 2008.

As used in this Quarterly Report, the terms "we," "us," "our," the “Company,” and “Cignus” mean Cignus Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

NOVEMBER 30,
2007

ASSETS

Current Assets
Cash	$18

Total Current Assets	18

Office Equipment, net (Note 4)	448

Total Assets	$466

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$51,424
Accounts payable and accrued liabilities –related party (Note 6)	6,799
Loans payable -stockholder (Note 6)	13,500

Total Current Liabilities	71,723

Stockholders’ Deficiency
Common stock (Note 7)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
16,000,000 common shares	16,000
Additional paid-in capital	114,000
Deficit accumulated during the exploration stage	(201,257)

Total Stockholders’ Deficiency	(71,257)

Total Liabilities and Stockholders’ Deficiency	$466

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	(MARCH 10,
	ENDED	ENDED	2005) TO
	NOVEMBER 30,	NOVEMBER 30,	NOVEMBER 30,
	2007	2006	2007

EXPENSES

Amortization	$134	$134	$1,165
Incorporation costs	-	-	1,271
Management fees	-	-	44,100
Mineral property exploration costs	1,752	-	18,322
Office and sundry	1,306	865	16,339
Professional fees	9,923	22,733	106,315
Transfer and filing fees	336	739	8,192
Travel and promotion	-	-	5,553

LOSS BEFORE INCOME TAXES	13,451	24,471	201,257

Provision for income taxes	-	-	-

NET LOSS	$13,451	$24,471	$201,257

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	16,000,000	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	(MARCH 10,
	ENDED	ENDED	2005) TO
	NOVEMBER 30,	NOVEMBER 30,	NOVEMBER 30,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,451)	$(24,471)	$(201,257)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	134	134	1,165
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	11,121	18,308	51,424
Increase in accounts payable and accrued liabilities–related party	1,799	-	6,799
Decrease in prepaid expenses	-	-	-
Net cash used in operating activities	(397)	(6,029)	(141,869)
CASH FLOWS FROM INVESTING ACTIVITIES
Office equipment purchase	-	-	(1,613)
Net cash used in investing activities	-	-	(1,613)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	130,000
Proceeds from loans payable -stockholder	-	-	13,500
Net cash provided by financing activities	-	-	143,500
NET INCREASE (DECREASE) IN CASH	(397)	(6,029)	18
CASH, BEGINNING OF PERIOD	415	9,692	-
CASH, END OF PERIOD	$18	$3,663	$18

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007
(Unaudited)
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

The Company is considered to be in the exploration stage. The accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies. The Company has not yet generated any revenue from operations.

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at November 30, 2007 and for all periods presented, have been included. Interim results for the period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $201,257 for the period from inception (March 10, 2005) to November 30, 2007, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007
(Unaudited)
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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At November 30, 2007, the Company had no cash equivalents.

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

NOVEMBER 30, 2007
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

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As at November 30, 2007 and 2006, there were no potentially dilutive instruments outstanding.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(k)	Exploration stage

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

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

In February 2007, the Financial Acccounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.

The Company does not expect that the adoption of this new accounting pronouncement will have a significant effect on its financial statements.

	(n)	Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

4.	OFFICE EQUIPMENT

	2007	2006
Computer equipment	$1,613	$1,613
Accumulated depreciation	(1,165)	(627)
Net book value	$448	$986

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

The three mineral claims are effective until August 13, 2008, November 22, 2008 and November 24, 2008 respectively.

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

i.

Minimum amount of exploration work on a claim or payment in the equivalent sum in lieu of work. The fee is $4.00 ($4 Cdn) per hectare each year for three years, then $8.00 ($8 Cdn) per hectare each year afterwards;

	ii.	Annual minimum cost of compliance is $1,518 ($1,518 Cdn) per year.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At November 30, 2007 included in accounts payable and accrued liabilities –related party is $6,799 owed to an officer and director of the Company. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Loans payable

During the year ended August 31, 2007, two non-interest bearing loans were granted from a stockholder totaling $13,500. The loans are unsecured and due on demand. On December 31, 2007, the Company agreed to begin paying interest on these loans at 10% per annum.

7.	COMMON STOCK

The Company’s articles of incorporation allow it to issue up to 100,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001.

On March 21, 2005, the Company issued 10,000,000 shares of its common stock at $0.001 per share in a private placement transaction.

On May 31, 2005, the Company issued 6,000,000 shares of its common stock at $0.02 per share in a private placement transaction.

8.	SEGMENT INFORMATION

The Company’s operations are conducted in one reportable segment being the acquisition of exploration and development stage natural resource properties in Canada. All of the Company’s office equipment is located in Canada.

9.	SUBSEQUENT EVENTS

On December 3, 2007 and December 13, 2007, two loans were granted from a stockholder for $10,000 and $5,000, respectively. The loans bear interest at 10% per annum and are due on demand.

ITEM 2.                         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

OVERVIEW

We were incorporated on March 10, 2005, under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired a 100% undivided interest in three mineral claims known as Moscena 1, Moscena 2 and Maple Leaf Claims (the “Moscena Claims”) comprised of a claim block totaling 379.6 hectares located in the Alberni Mining Division on the west coast of Vancouver Island, British Columbia, Canada. Title to our mineral claims is held by our wholly owned subsidiary, CVI Exploration Ltd., a British Columbian company. Our plan of operation is to conduct mineral exploration activities on the Moscena Claims in order to assess whether they possess mineral deposits of copper, silver, and gold capable of commercial extraction.

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

Phase	Exploration Program	Cost	Status
Phase I	Trenching, Sampling and Prospecting of Moscena Property.	$6,000	Completed in June, 2005.
Phase II	Coverage of the Maple Leaf veined area with a VLF-EM survey for a structural analysis; local geochem surveys over “anomalous” zones.	$5,000	Commenced in October, 2006 and expected to be completed in the spring exploration season of 2008.
Phase III	Sampling and geological mapping of the veins within anomalous zones.	$7,500	To be completed in 2008 based on the results of Phase II.
Phase IV	Test diamond drilling of the prime targets.	$30,000	To be completed in 2008 based on the results of Phase III.
	Total Estimated Cost	$48,500

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

Our cash on hand as of November 30, 2007 is $18. As such, we do not have sufficient cash to meet the anticipated costs of completing Phase II of our proposed exploration program and meeting our anticipated working capital requirements for the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

RESULTS OF OPERATIONS

Summary of First Quarter Results

	Three Months Ended November 30,
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	$(13,451)	$(24,471)	(45.0)%
Net Loss	$(13,451)	$(24,471)	(45.0)%

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

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months	Three Months
	Ended	Ended	Percentage
	November 30,	November 30,	Increase /
Expenses	2007	2006	(Decrease)
Amortization	$134	$134	n/a
Mineral Property Exploration Costs	1,752	-	n/a
Office and Sundry	1,306	865	51.0%
Professional Fees	9,923	22,733	(56.3)%
Transfer and Filing Fees	336	739	(54.5)%
Total Expenses	$13,451	$24,471	(45.0)%

The decrease in our expenses was primarily a result of decreased professional fees during the three months ended November 30, 2007. Professional fees consist of legal and accounting fees associated with meeting our ongoing reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Moscena Claims. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase II of our exploration program to Phase IV. However, there are no assurances that such a determination will be made

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At November 30, 2007	At August 31, 2007	Increase / (Decrease)
Current Assets	$18	$415	(95.7)%
Current Liabilities	(71,723)	(58,803)	22.0%
Working Capital (Deficit)	$(71,705)	$(58,388)	22.8%

Cash Flows
	Three Months Ended	Three Months Ended
	November 30, 2007	November 30, 2006
Cash Flows Used In Operating Activities	$(397)	$(6,029)
Cash Flows Provided By Financing Activities	-	-
Cash Flows Used In Investing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(397)	$(6,029)

We anticipate that we will incur approximately $62,500 for operating expenses, including professional legal and accounting expenses associated with our reporting requirements under the Exchange Act during the next twelve months. As such, we currently do not have sufficient cash to meet the anticipated costs of completing Phase II of our exploration program and meeting our anticipated working capital requirements for the next twelve months. As a result, we will need to obtain additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

Financing Requirements

As at November 30, 2007, we had cash in the amount of $18. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception on March 10, 2005 to November 30, 2007, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $201,257 and net cash outflows from operations and are dependent upon obtaining financing to pursue any extensive exploration activities. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2007 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned exploration activities.

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

Exploration Stage Enterprise

We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we devote substantially all of our efforts to acquiring and exploring mineral properties in British Columbia, Canada. Until such properties are acquired and developed, we will continue to prepare our consolidated financial statements and related disclosures in accordance with entities in the exploration stage.

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

Our current operating funds are insufficient to complete the proposed exploration program. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of November 30, 2007, we had cash in the amount of $18. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We have commenced Phase II of our recommended geological work program, however, we do not have sufficient cash on hand to complete Phase II of our proposed exploration program. As such, we will need additional financing to complete and proceed beyond Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from our Phase II and Phase III exploration program, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $201,257 for the period from March 10, 2005 (inception) to November 30, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Davidson & Company LLP, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past Phase II of our exploration program; as a result, we may have to liquidate our business.

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

The Moscena Claims property consists of three mineral claims with a total area of 379.6 hectares, located on the west coast of Vancouver Island, British Columbia, Canada, northeast of Tofino. The claims are accessible by floatplane from Tofino, British Columbia, and by land via highway 4 and the Tofino highway. The area of the Moscena Claims is an essentially undeveloped area in British Columbia. The area consists of many mountains and lakes with heavy forestation. Winters are often severe with rain, freezing rain, wind, and snow common from November through March. Access to the Moscena Claims may be restricted through some of the year due to weather in the area. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts. Such delays can have a significant negative effect on our exploration efforts.

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

Our annual cost of compliance with the Mineral Tenure Act is presently approximately $1,518 per year. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is CDN$4.00 per hectare (approximately US$4.00) in the first three years and CDN$8.00 (approximately US$8.00) in subsequent years. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

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

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS.

None.

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                         OTHER INFORMATION.

None.

ITEM 6.                         EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated March 23, 2005 between Larry Sostad and CVI Exploration Ltd.(1)

14.1	Code of Ethics.(2)

21.1	List of Subsidiaries.(3)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
	(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on November 25, 2005, as amended.
	(2)	Filed with the SEC as an exhibit to our Quarterly Statement on Form 10-QSB filed on July 11, 2006.
	(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on December 14, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNUS VENTURES INC.

Date:	January 14, 2008	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)