Form 10-Q
period 2008-02-29
CIGNUS VENTURES INC.
filed 2008-04-14
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-51714

CIGNUS VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	74-3152432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#206 -1480 Gulf Road
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

(360) 483-9517
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and
“smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 8, 2008, the Issuer had 16,000,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008

(Unaudited)

(Stated in U.S. Dollars)

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	FEBRUARY 29,	AUGUST 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

Current Assets
Cash	$5	$415

Total Current Assets	5	415

Office Equipment, net (Note 4)	314	582

Total Assets	$319	$997

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$52,362	$40,303
Accounts payable and accrued liabilities –related party (Note 6)	6,828	5,000
Loans payable -stockholder (Note 6)	29,068	13,500

Total Current Liabilities	88,258	58,803

Stockholders’ Deficiency
Common stock (Note 7)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
16,000,000 common shares	16,000	16,000
Additional paid-in capital	114,000	114,000
Deficit accumulated during the exploration stage	(217,939)	(187,806)

Total Stockholders’ Deficiency	(87,939)	(57,806)

Total Liabilities and Stockholders’ Deficiency	$319	$997

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					AMOUNTS
					FROM
	THREE	THREE	SIX	SIX	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	(MARCH 10,
	ENDED	ENDED	ENDED	ENDED	2005) TO
	FEBRUARY 29,	FEBRUARY 28,	FEBRUARY 29,	FEBRUARY 28,	FEBRUARY 29,
	2008	2007	2008	2007	2008

EXPENSES

Amortization	$134	$134	$268	$268	$1,299
Incorporation costs	-	-	-	-	1,271
Interest -loans	568	-	568	-	568
Management fees	-	-	-	-	44,100
Mineral property
exploration costs	-	-	1,752	-	18,322
Office and sundry	1,501	924	2,807	1,789	17,840
Professional fees	13,073	7,836	22,996	30,569	119,388
Transfer and filing fees	1,406	499	1,742	1,238	9,598
Travel and promotion	-	-	-	-	5,553

LOSS BEFORE INCOME
TAXES	16,682	9,393	30,133	33,864	217,939

Provision for income taxes		-	-	-	-

NET LOSS	$16,682	$9,393	$30,133	$33,864	$217,939

BASIC AND DILUTED NET
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,000,000	16,000,000	16,000,000	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
	SIX	SIX	INCEPTION
	MONTHS	MONTHS	(MARCH 10,
	ENDED	ENDED	2005) TO
	FEBRUARY 29,	FEBRUARY 28,	FEBRUARY 29,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(30,133)	$(33,864)	$(217,939)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	268	268	1,299
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	12,059	24,261	52,362
Increase in accounts payable and accrued liabilities–related party	1,828	-	6,828
Increase in accrued interest payable	568	-	568

Net cash used in operating activities	(15,410)	(9,335)	(156,882)

CASH FLOWS FROM INVESTING ACTIVITIES

Office equipment purchase	-	-	(1,613)

Net cash used in investing activities	-	-	(1,613)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	-	130,000
Proceeds from loans payable -stockholder	15,000	-	28,500

Net cash provided by financing activities	15,000	-	158,500

NET INCREASE (DECREASE) IN CASH	(410)	(9,335)	5

CASH, BEGINNING OF PERIOD	415	9,692	-

CASH, END OF PERIOD	$5	$357	$5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at February 29, 2008 and for all periods presented, have been included. Interim results for the period ended February 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $217,939 for the period from inception (March 10, 2005) to February 29, 2008, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
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

(c) Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At February 29, 2008 and August 31, 2007, the Company had no cash equivalents.

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

FEBRUARY 29, 2008
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

(i) Fair value of financial instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related party and loans payable -stockholder. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

(j) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As at February 29, 2008 and February 28, 2007 there were no potentially dilutive instruments outstanding.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
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

(m) Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.

The Company does not expect that the adoption of these new accounting pronouncements will have a significant effect on its financial statements.

(n) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

4.	OFFICE EQUIPMENT

	February 29,	February 28,
	2008	2007

Computer equipment	$1,613	$1,613
Accumulated depreciation	(1,299)	(1,031)

Net book value	$314	$582

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

	ii.	Annual minimum cost of compliance is $1,542 ($1,518 Cdn) per year.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At February 29, 2008 included in accounts payable and accrued liabilities –related party is $6,828 owed to an officer and director of the Company. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Loans payable

During the year ended August 31, 2007, two non-interest bearing loans were granted from a stockholder totaling $13,500. The loans are unsecured and due on demand. On December 31, 2007, the Company agreed to begin paying interest on these loans at 10% per annum. During the six months ended February 29, 2008, two additional loans were granted from the same stockholder totaling $15,000. The loans are unsecured, bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the three and six months ended February 29, 2008 totaled $568 and $568, respectively.

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

9.	SUBSEQUENT EVENT

On March 27, 2008, a loan was granted from a stockholder for $2,500. The loan is unsecured, bears interest at 10% per annum and is due on demand.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under Part 2 – Item 1A “Risk Factors " and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Form 10-Q and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” the “Company,” and “Cignus” mean Cignus Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

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

Our cash on hand as of February 29, 2008 is $5. As such, we do not have sufficient cash to meet the anticipated costs of completing Phase II of our proposed exploration program and meeting our anticipated working capital requirements for the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	February 29,	February 28,	Increase /	February 29,	February 28,	Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	-	$-	$-	-
Expenses	(16,682)	(9,393)	77.6%	(30,133)	(33,864)	(11.0)%
Net Increase (Loss)	$(16,682)	$(9,393)	77.6%	$(30,133)	$(33,864)	(11.0)%

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

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three	Three
	Months	Months		Six Months	Six Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	February 29,	February 28,	Increase /	February 29,	February 28,	Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Amortization	$134	$134	n/a	$268	$268	n/a
Interest - loans	568	-	n/a	568	-	n/a
Management Fees	-	-	n/a	-	-	n/a
Mineral property exploration costs	-	-	n/a	1,752	-	n/a
Office and Sundry	1,501	924	62.4%	2,807	1,789	56.9%
Professional Fees	13,073	7,836	66.8%	22,996	30,569	(24.8)%
Transfer and Filing Fees	1,406	499	181.8%	1,742	1,238	40.7%
Total Expenses	$16,682	$9,393	77.6%	$30,133	$33,864	(11.0)%

The increase in our expenses was primarily a result of increased professional fees during the three months ended February 29, 2008. Professional fees consist of legal and accounting fees in connection with meeting our ongoing reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Moscena Claims. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase II of our exploration program to Phase IV. However, there are no assurances that such a determination will be made

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At February 29,2008	At August 31, 2007	Increase / (Decrease)
Current Assets	$5	$415	(98.8)%
Current Liabilities	(88,258)	(58,803)	50.1%
Working Capital (Deficit)	$(88,253)	$(58,388)	51.1%

Cash Flows
	Six Months Ended	Six Months Ended
	February 29, 2008	February 28, 2007
Cash Flows Used In Operating Activities	$(15,410)	$(9,335)
Cash Flows Provided By Financing Activities	15,000	-
Cash Flows Used In Investing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(410)	$(9,335)

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

During the six months ended February 29, 2008, we received loans totaling $15,000 from a shareholder. The loans are unsecured, bear interest at a rate of 10% and are due on demand. Subsequent to the six months ended February 29, 2008, we received a loan of $2,500 from the same shareholder. The loan is unsecured, bears interest at a rate of 10% and is due on demand.

Financing Requirements

As at February 29, 2008, we had cash in the amount of $5. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception on March 10, 2005 to February 29, 2008, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $217,939 and net cash outflows from operations and are dependent upon obtaining financing to pursue any extensive exploration activities. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2007 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned exploration activities.

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

Exploration Stage Enterprise

We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 (“SFAS 7”), “Accounting and Reporting for Development Stage Enterprises,” as we are

devoting substantially all of our efforts to establish a new business and planned principal operations have not commenced.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.            CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 1A.            RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

If we do not obtain additional financing, our business will fail.

Our current operating funds are insufficient to complete the proposed exploration program. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of February 29, 2008, we had cash in the amount of $5. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We have commenced Phase II of our recommended geological work program; however, we do not have sufficient cash on hand to complete Phase II of our proposed exploration program. As such, we will need additional financing to complete and proceed beyond Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from our Phase II and Phase III exploration program, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $217,939 for the period from March 10, 2005 (inception) to February 29, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Davidson & Company LLP, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past Phase II of our exploration program; as a result, we may have to liquidate our business.

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

Our annual cost of compliance with the Mineral Tenure Act is presently approximately $1,542 per year. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is CDN$4.00 per hectare (approximately US$4.00) in the first three years and CDN$8.00 (approximately US$8.00) in subsequent years. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

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

Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, the interests of existing shareholders will be diluted.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNUS VENTURES INC.

Date:	April 14, 2008	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)