Form 10-Q
period 2008-05-31
CIGNUS VENTURES INC.
filed 2008-07-15
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to ________

COMMISSION FILE NUMBER 000-51714

CIGNUS VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	74-3152432
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

#206 -1480 Gulf Road
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 8, 2008, the Issuer had 16,000,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	MAY 31,	AUGUST 31,
	2008	2007
	(unaudited)	(audited)

ASSETS

Current Assets
Cash	$66	$415

Total Current Assets	66	415

Office Equipment, net (Note 4)	179	582

Total Assets	$245	$997

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$58,021	$40,303
Accounts payable and accrued liabilities –related party (Note 6)	6,828	5,000
Loans payable -stockholder (Note 6)	32,329	13,500

Total Current Liabilities	97,178	58,803

Stockholders’ Deficiency
Common stock (Note 7)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
16,000,000 common shares	16,000	16,000
Additional paid-in capital	114,000	114,000
Deficit accumulated during the exploration stage	(226,933)	(187,806)

Total Stockholders’ Deficiency	(96,933)	(57,806)

Total Liabilities and Stockholders’ Deficiency	$245	$997

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					AMOUNTS
					FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	(MARCH 10,
	ENDED	ENDED	ENDED	ENDED	2005) TO
	MAY 31,	MAY 31,	MAY 31,	MAY 31,	MAY 31,
	2008	2007	2008	2007	2008

EXPENSES

Amortization	$135	$135	$402	$403	$1,434
Incorporation costs	-	-	-	-	1,271
Interest -loans	761	-	1,329	-	1,329
Management fees	-	-	-	-	44,100
Mineral property
exploration costs	-	-	1,752	-	18,322
Office and sundry	1,171	1,813	3,978	3,602	19,011
Professional fees	6,266	5,693	29,262	36,262	125,654
Transfer and filing fees	661	625	2,404	1,863	10,259
Travel and promotion	-	-	-	-	5,553

LOSS BEFORE INCOME
TAXES	8,994	8,266	39,127	42,130	226,933

Provision for income taxes		-	-	-	-

NET LOSS	$8,994	$8,266	$39,127	$42,130	$226,933

BASIC AND DILUTED NET
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	16,000,000	16,000,000	16,000,000	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
	NINE	NINE	INCEPTION
	MONTHS	MONTHS	(MARCH 10,
	ENDED	ENDED	2005) TO
	MAY 31,	MAY 31,	MAY 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(39,127)	$(42,130)	$(226,933)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	403	403	1,434
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	17,718	32,349	58,021
Increase in accounts payable and accrued liabilities–related party	1,828	-	6,828
Increase in accrued interest payable	1,329	-	1,329
Net cash used in operating activities	(17,849)	(9,378)	(159,321)
CASH FLOWS FROM INVESTING ACTIVITIES
Office equipment purchase	-	-	(1,613)
Net cash used in investing activities	-	-	(1,613)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	130,000
Proceeds from loans payable -stockholder	17,500	-	31,000
Net cash provided by financing activities	17,500	-	161,000
NET INCREASE (DECREASE) IN CASH	(349)	(9,378)	66
CASH, BEGINNING OF PERIOD	415	9,692	-
CASH, END OF PERIOD	$66	$314	$66

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at May 31, 2008 and for all periods presented, have been included. Interim results for the period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $226,933 for the period from inception (March 10, 2005) to May 31, 2008, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At May 31, 2008 and August 31, 2007, the Company had no cash equivalents.

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

MAY 31, 2008
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

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As at May 31, 2008 and 2007 there were no potentially dilutive instruments outstanding.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
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

Effective June 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"). FIN No. 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. Additionally, FIN No. 48 provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN No. 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The adoption of Fin No. 48 did not have a cumulative effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, in February 2008, the FASB issued a final Staff Position to allow filers to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB Staff Position ("FSP") does not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. The Company is currently evaluating the impact this statement will have on its financial position and results of operations and does not expect this statement to have a material impact on its financial position and results of operations.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(m)	Recent accounting pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 155 ('SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial position and results of operations and does not expect this statement to have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised—2007) ("SFAS No. 141(R)"). SFAS No. 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. SFAS No. 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations and does not expect this statement to have a material impact on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"). The Statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect the Company's financial statement presentation of minority interests in its consolidated subsidiaries. The Statement also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 and does not expect this statement to have a material impact on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 and does not expect this statement to have a material impact on its financial position and results of operations.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(n) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

4.	OFFICE EQUIPMENT

	May 31,	August 31,
	2008	2007

Computer equipment	$1,613	$1,613
Accumulated depreciation	(1,434)	(1,031)

Net book value	$179	$582

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

	ii.	Annual minimum cost of compliance is $1,542 ($1,552 Cdn) per year.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Unaudited)
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At May 31, 2008 included in accounts payable and accrued liabilities –related party is $6,828 owed to an officer and director of the Company. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Loans payable

During the year ended August 31, 2007, two non-interest bearing loans were granted from a stockholder totaling $13,500. The loans are unsecured and due on demand. On December 31, 2007, the Company agreed to begin paying interest on these loans at 10% per annum. During the nine months ended May 31, 2008, several additional loans were granted from the same stockholder totaling $17,500. The loans are unsecured, bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the three and nine months ended May 31, 2008 totaled $761 and $1,329, respectively.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under “Part II – Item 1A Risk Factors " and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Form 10-Q and our Current Reports on Form 8-K.

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

Phase	Exploration Program	Cost	Status
Phase I	Trenching, Sampling and Prospecting of Moscena Property.	$6,000	Completed in June, 2005.
Phase II	Coverage of the Maple Leaf veined area with a VLF-EM survey for a structural analysis; local geochem surveys over “anomalous” zones.	$5,000	Commenced in October, 2006 and expected to be completed in the fall exploration season of 2008.
Phase III	Sampling and geological mapping of the veins within anomalous zones.	$7,500	To be completed in 2008 based on the results of Phase II.
Phase IV	Test diamond drilling of the prime targets.	$30,000	To be completed in 2008 based on the results of Phase III.
	Total Estimated Cost	$48,500

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

Phase II Exploration

The second phase of our exploration program commenced in October, 2006. Subject to ability to obtain sufficient financing, Phase II is expected to be completed during the fall exploration season of 2008. Phase II of our exploration program consists of compilation and correlation of all data and reconnaissance soil geochemical sampling and geochemical surveying.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Moscena Claims in order to assess whether the claims possess mineral reserves capable of commercial extraction. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims.

Phase I of our exploration program was completed in early June, 2005. The total cost for the first phase was approximately $6,000. The Phase I exploratory program consisted of confirmation of past results by blast trenching and sampling, and relocation of mineralized zones and structural features. The second phase consisting of compilation and correlation of all data and reconnaissance soil geochemical sampling and geochemical surveying commenced in October, 2006. We have expended $5,000 on Phase II of our exploration program to date. Subject to our ability to obtain sufficient financing, Phase II is expected to be completed during the fall exploration season of 2008.

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

Our cash on hand as of May 31, 2008 is $66. As such, we do not have sufficient cash to meet the anticipated costs of completing Phase II of our proposed exploration program and meeting our anticipated working capital requirements for the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

RESULTS OF OPERATIONS

Summary of Third Quarter Results

	Three Months Ended May 31,			Nine Months Ended May 31,
			Percentage			Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$--	$--	n/a	$--	$--	n/a
Expenses	(8,994)	(8,266)	8.8%	(39,127)	(42,130)	(7.1)%
Net Loss	$(8,994)	$(8,266)	8.8%	$(39,127)	$(42,130)	(7.1)%

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

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended May 31,			Nine Months Ended May 31,
			Percentage			Percentage
	2008	2007	Increase /	2008	2007	Increase /
			(Decrease)			(Decrease)
Amortization	$135	$135	n/a	$402	$403	(0.2)%
Interest – Loans	761	--	n/a	1,329	--	n/a
Mineral Property	--	--	n/a	1,752	--	n/a
Exploration Costs
Office and Sundry	1,171	1,813	(35.4)%	3,978	3,602	10.4%
Professional Fees	6,266	5,693	10.1%	29,262	36,262	(19.3)%
Transfer and Filing Fees	661	625	5.8%	2,404	1,863	29.0%
Total Expenses	$8,994	$8,266	8.8%	$39,127	$42,130	(7.1)%

The slight increase in our expenses was primarily a result of a slight increase in professional fees during the three months ended May 31, 2008. Professional fees consist of legal and accounting fees in connection with meeting our ongoing reporting requirements under the Exchange Act.

We anticipate that our operating expenses will increase significantly as we undertake our plan of operation and pursue our exploration program for the Moscena Claims. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase II of our exploration program to Phase IV. However, there are no assurances that such a determination will be made

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At May 31,2008	At August 31, 2007	Increase / (Decrease)
Current Assets	$66	$415	(84.1)%
Current Liabilities	(97,178)	(58,803)	65.3%
Working Capital (Deficit)	$(97,112)	$(58,388)	66.3%

Cash Flows
	Nine Months Ended	Nine Months Ended
	May 31, 2008	May 31, 2007
Cash Flows Used In Operating Activities	$(17,849)	$(9,378)
Cash Flows Provided By Financing Activities	17,500	-
Cash Flows Used In Investing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(349)	$(9,378)

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

During the nine months ended May 31, 2008, we received loans totaling $17,500 from a shareholder. The loans are unsecured, bear interest at a rate of 10% and are due on demand.

Financing Requirements

As at May 31, 2008, we had cash in the amount of $66. Our current operating funds are not sufficient to complete the proposed exploration program and will be insufficient to complete the full exploration of the mineral claims and begin mining efforts should the mineral claims prove commercially viable. Therefore, we will need to obtain additional financing in order to complete our full business plan. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

From inception on March 10, 2005 to May 31, 2008, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $226,933 and net cash outflows from operations and are dependent upon obtaining financing to pursue any extensive exploration activities. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2007 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned exploration activities.

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

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our current operating funds are insufficient to complete the proposed exploration program. Therefore, we will need to obtain additional financing in order to complete our full business plan. As of May 31 2008, we had cash in the amount of $66. We currently do not have any income. Our plan of operation calls for significant expenses in connection with the exploration of our mineral claims. We have commenced Phase II of our recommended geological work program; however, we do not have sufficient cash on hand to complete Phase II of our proposed exploration program. As such, we will need additional financing to complete and proceed beyond Phase II of our exploration program. We may also require additional financing if the costs of the exploration of our mineral claims are greater than anticipated. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including positive results from our Phase II and Phase III exploration program, and any unanticipated problems relating to our mineral exploration including environmental assessments and additional costs and expenses that may exceed our current estimates. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us in which case our business will fail.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $226,933 for the period from March 10, 2005 (inception) to May 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. Davidson & Company LLP, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our recurring losses from operations, which are described in the first risk factor above. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our exploration program which requires significant funding past Phase II of our exploration program; as a result, we may have to liquidate our business.

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

Our annual cost of compliance with the Mineral Tenure Act is presently approximately $3,052 per year. In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is CDN$3.98 per hectare (approximately US$4.00) in the first three years and CDN$7.95 (approximately US$8.00) in subsequent years. There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves, we may be unable to complete our exploration program and have to abandon our operations.

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

CIGNUS VENTURES INC.

Date:	July 15, 2008	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)