Form 10-K
period 2008-08-31
CIGNUS VENTURES INC.
filed 2009-01-14
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-51714

CIGNUS VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	74-3152432
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

#206 -1480 Gulf Road
Point Roberts, WA	98281
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (360) 483-9517

Securities registered under Section 12(b) of the Act: NONE.

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $120,000 as of February 29, 2008, based on a price of $0.02 per share, being the last price at which the Registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 12, 2009, the Registrant had 16,000,000 shares of common stock outstanding.

CIGNUS VENTURES INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED AUGUST 31, 2008
TABLE OF CONTENTS

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Cignus,” and the “Company” mean Cignus Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

OVERVIEW

We were incorporated on March 10, 2005, under the laws of the State of Nevada.

Until recently, we owned a 100% undivided interest in three mineral claims known as Moscena 1, Moscena 2 and Maple Leaf Claims (the “Moscena Claims”) comprised of a claim block totaling 379.6 hectares located in the Alberni Mining Division on the west coast of Vancouver Island, British Columbia, Canada. We decided to allow our interest in the Moscena Claims to lapse in order to avoid ongoing costs related to holding the property. Our interest in the Moscena 1, Moscena 2 and Maple Leaf Claims lapsed on November 22, 2008, November 24, 2008 and August 13, 2008, respectively. Accordingly, we are currently seeking out and evaluating alternative business opportunities.

EMPLOYEES

We have no employees as of the date of this Annual Report on Form 10-K other than our sole officer. We conduct our business largely through agreements with consultants and arms-length third parties.

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

We Do Not Have Any Business Operations Or Any Significant Assets. We Have Not Identified Any Alternative Business Opportunities. Our Plan Of Operation For The Next Twelve Months Will Consist Solely Of Seeking Suitable Business Opportunities.

We are in the process of reorganizing our business and are seeking alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative.

We may not be able to continue our business as a going concern.

We have suffered recurring losses and net cash outflows since our inception and we expect to continue to incur substantial losses to complete the development of our business.

Our ability to continue as a going concern is dependent upon our ability to obtain alternative business opportunities and financing, restructure our debt, and reduce our costs. We are currently in the process of identifying business opportunities, sources of additional financing, negotiating changes to our debt structure and evaluating our strategic options. However, there are no assurances that these plans can be accomplished on satisfactory terms, or at all, or that they will provide sufficient cash to fund our operations, pay the principal of, and interest on, our indebtedness, fund our other liquidity needs or permit us to refinance our indebtedness. Our inability to obtain business opportunities, additional financing, restructure our indebtedness, or reduce our costs would have a material adverse effect on our financial condition, results of operations and ability to satisfy our obligations, and may result in our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, or liquidating our business and operations. Further, our inability to obtain additional financing or restructure our indebtedness, or our pursuing a restructuring of our indebtedness either on a consensual basis or under the provisions of bankruptcy legislation, may result in our stockholders losing all or a material portion of their investment in our securities.

We have yet to earn revenues, and, because our ability to sustain new operations is dependent on our ability to raise financing, our accountants have expressed a substantial doubt about our ability to continue as a going concern.

Since our inception, we have suffered recurring losses and net cash out flows from our activities. To date, we have funded our activities through issuances of our common stock, related party loans and the support of creditors. There are no assurances that we will be able to obtain financing sufficient to support our ongoing activities. As a result, Davidson & Company LLP, Chartered Accountants, our independent auditors, expressed a substantial doubt about our ability to continue as a going concern in the audited financial statements contained in this Annual Report on Form 10-K for the year ended August 31, 2008.

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

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the quotation price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 2.	PROPERTIES.

We currently do not own any physical property or own any real property. Until recently, we owned a 100% undivided interest the Moscena Claims located in the Alberni Mining Division on the west coast of Vancouver Island, British Columbia, Canada. We decided to allow our interest in the Moscena Claims to lapse in order to avoid ongoing costs related to holding the property. Accordingly, we are currently seeking out and evaluating alternative business opportunities.

We rent office space at Suite 206 – 1480 Gulf Road, Point Roberts, WA 98281, consisting of approximately 144 square feet, at a cost of $225 per month. This rental is on a month-to-month basis without a formal contract.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended August 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CGNV” on April 4, 2006. The high and the low bid prices for our shares during the last two fiscal years as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
November 30, 2006	0.00	0.00
February 28, 2007	0.00	0.00
May 31, 2007	0.00	0.00
August 31, 2007	0.00	0.00
November 30, 2007	0.00	0.00
February 29, 2008	0.00	0.00
May 31, 2008	0.00	0.00
August 31, 2008	0.00	0.00

The high and low bid price information provided above was obtained from the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

PENNY STOCK RULES

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of January 12, 2009, we had ten (10) registered shareholders and 16,000,000 shares of our common stock issued and outstanding. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Until recently, we owned a 100% undivided interest in the Moscena Claims. We decided to allow our interest in the Moscena Claims to lapse in order to avoid ongoing costs related to holding the property. Accordingly, we are currently seeking out and evaluating alternative business opportunities.

As a result, our plan of operation for the next twelve months is to identify and acquire an interest in alternate mineral properties on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at August 31, 2008, we had cash on hand of $209 and a working capital deficit of $114,429. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying an alternative mineral property, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Summary of Year End Results
			Percentage
	Year Ended	Year Ended	Increase /
	August 31, 2008	August 31, 2007	(Decrease)
Revenue	$--	$--	n/a
Expenses	(56,579)	(52,185)	8.4%
Net Loss	$(56,579)	$(52,185)	8.4%

Revenues

We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we enter into commercial production of a mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover proven reserves on a mineral property, or if such deposits are discovered, that we will enter into further exploration programs.

Operating Expenses

The major components of our expenses for the years ended August 31, 2008 and 2007 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	August 31, 2008	August 31, 2007	(Decrease)
Amortization	$538	$538	n/a
Interest – Loans	2,115	-	100%
Mineral Property Exploration Costs	1,752	570	207.4%
Office and Sundry	3,929	4,689	(16.2%)
Professional Fees	45,091	44,083	2.3%
Transfer and Filing Fees	3,154	2,305	36.8%
Total Expenses	$56,579	$52,185	8.4%

The slight increase in our expenses was primarily a result of a slight increase in professional fees and the accrual of interest on loans made to us during the year ended August 31, 2008.

Professional fees consist of legal and accounting fees in connection with meeting our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended	Year Ended
	August 31, 2008	August 31, 2007
Net Cash (Used In) Provided By Operating Activities	$(18,206)	$(22,777)
Net Cash Used In Investing Activities	-	-
Net Cash Provided By Financing Activities	18,000	13,500
Net Increase (Decrease) in Cash During Period	$(206)	$(9,277)

Working Capital
			Percentage
	At August 31, 2008	At August 31, 2007	Increase / (Decrease)
Current Assets	$209	$415	(49.6%)
Current Liabilities	(114,638)	(58,803)	95.0%
Working Capital Surplus (Deficit)	$(114,429)	$(58,388)	96.0%

We had cash on hand of $209 and a working capital deficit of $114,429 as of August 31, 2008 compared to a working capital deficit of $58,388 as of August 31, 2007. Our working capital deficit increased due to the fact that we had no revenues during the period and our sole source of financing came in the form of short term loans.

During the year ended August 31, 2008, we received loans totaling $18,000 from a shareholder. The loans are unsecured, bear interest at a rate of 10% and are due on demand.

Subsequent to the year ended August 31, 2008, we received loans totaling $2,400 from a shareholder. The loans bear interest at 10% per annum and are due on demand.

Financing Requirements

As at August 31, 2008, we had cash in the amount of $209. Our current operating funds are not sufficient to meet our current obligations. Therefore, we will need to obtain additional financing in order to continue our operations. We also require additional financing to sustain our business operations if we are not successful in earning revenues. On December 23, 2008, our Board of Directors approved a private placement offering of up to 2,500,000 units (the “Units”) at a price of $0.02 US per Unit. Each Unit consists of one share of our common stock and one share purchase warrant. Each Warrant shall entitle the holder to purchase one share of our common stock at a price of $0.02 per share for a two year period from the date of issue. The offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. There is no assurance that the offering will be completed on the above terms or at all.

From inception on March 10, 2005 to August 31, 2008, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $244,385 and net cash outflows from operations and are dependent upon obtaining financing to meet our current obligations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2008 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned exploration activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 3 to the audited financial statements included in this Annual Report.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited Annual Financial Statements, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as at August 31, 2008 and 2007;

3.	Consolidated Statements of Operations for the years ended August 31, 2008 and 2007, and accumulated from inception on March 10, 2005 to August 31, 2008;

4.	Consolidated Statements of Cash Flows for the years ended August 31, 2008 and 2007, and accumulated from inception on March 10, 2005 to August 31, 2008;

5.	Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from inception through August 31, 2008; and

6.	Notes to the Consolidated Financial Statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008 and 2007

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Cignus Ventures Inc.
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Cignus Ventures Inc. as at August 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended August 31, 2008 and 2007 and for the cumulative amounts from inception on March 10, 2005 to August 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended August 31, 2008 and 2007 and for the cumulative amounts from inception on March 10, 2005 to August 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit as of August 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

January 12, 2009

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947 Fax (604) 687-6172

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	AUGUST 31,	AUGUST 31,
	2008	2007

ASSETS

Current Assets
Cash	$209	$415

Total Current Assets	209	415

Office Equipment, net (Note 4)	44	582

Total Assets	$253	$997

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$74,195	$40,303
Accounts payable and accrued liabilities –related party (Note 7)	6,828	5,000
Loans payable -stockholder (Note 7)	33,615	13,500

Total Current Liabilities	114,638	58,803

Stockholders’ Deficiency
Common stock (Note 8)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
16,000,000 common shares at August 31, 2008 and 2007	16,000	16,000
Additional paid-in capital	114,000	114,000
Deficit accumulated during the exploration stage	(244,385)	(187,806)

Total Stockholders’ Deficiency	(114,385)	(57,806)

Total Liabilities and Stockholders’ Deficiency	$253	$997

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
			INCEPTION
	YEAR	YEAR	(MARCH 10,
	ENDED	ENDED	2005) TO
	AUGUST 31,	AUGUST 31,	AUGUST 31,
	2008	2007	2008

EXPENSES

Amortization	$538	$538	$1,569
Incorporation costs	-	-	1,271
Interest -loans	2,115	-	2,115
Management fees	-	-	44,100
Mineral property exploration costs	1,752	570	18,322
Office and sundry	3,929	4,689	18,962
Professional fees	45,091	44,083	141,483
Transfer and filing fees	3,154	2,305	11,010
Travel and promotion	-	-	5,553

LOSS BEFORE INCOME TAXES	56,579	52,185	244,385

Provision for income taxes	-	-	-

NET LOSS	$56,579	$52,185	$244,385

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,000,000	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
			INCEPTION
	YEAR	YEAR	(MARCH 10,
	ENDED	ENDED	2005) TO
	AUGUST 31,	AUGUST 31,	AUGUST 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(56,579)	$(52,185)	$(244,385)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	538	538	1,569
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	33,892	28,870	74,195
Increase in accounts payable and accrued liabilities–related party	1,828	-	6,828
Increase in accrued interest payable	2,115	-	2,115
Net cash used in operating activities	(18,206)	(22,777)	(159,678)
CASH FLOWS FROM INVESTING ACTIVITIES
Office equipment purchase	-	-	(1,613)
Net cash used in investing activities	-	-	(1,613)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	130,000
Proceeds from loans payable -stockholder	18,000	13,500	31,500
Net cash provided by financing activities	18,000	13,500	161,500
NET INCREASE (DECREASE) IN CASH	(206)	(9,277)	209
CASH, BEGINNING OF PERIOD	415	9,692	-
CASH, END OF PERIOD	$209	$415	$209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION (MARCH 10, 2005) TO AUGUST 31, 2008

(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL
Sale of common stock for cash at $0.001 per
share, March 21, 2005 (inception)	10,000,000	$10,000	$-	$-	$10,000
Sale of common stock for cash at $0.02 per
share, May 31, 2005	6,000,000	6,000	114,000		120,000
Net loss for the period	-	-	-	(38,626)	(38,626)
Balance, August 31, 2005	16,000,000	16,000	114,000	(38,626)	91,374
Net loss for the year	-	-	-	(96,995)	(96,995)
Balance, August 31, 2006	16,000,000	16,000	114,000	(135,621)	(5,621)
Net loss for the year	-	-	-	(52,185)	(52,185)
Balance, August 31, 2007	16,000,000	16,000	114,000	(187,806)	(57,806)
Net loss for the year	-	-	-	(56,579)	(56,579)
Balance, August 31, 2008	16,000,000	$16,000	$114,000	$(244,385)	$(114,385)

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Stated in U.S. Dollars)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Cignus Ventures Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 10, 2005. The Company’s principal executive offices are in Point Roberts, Washington. On March 21, 2005, the Company formed a wholly-owned subsidiary, known as CVI Exploration Ltd. (“CVI”), a company incorporated in British Columbia, Canada. The Company and CVI were formed for the purpose of acquiring exploration and development stage natural resource properties. The Company is considered to be in the exploration stage as it has not yet generated any revenue from its operations. During the year ended August 31, 2008, the Company did not renew one of its three mineral claims. Furthermore, it does not intend to renew the remaining two mineral claims subsequent to the year ended August 31, 2008. The Company is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $244,385 for the period from inception (March 10, 2005) to August 31, 2008, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At August 31, 2008 and 2007, the Company had no cash equivalents.

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

AUGUST 31, 2008

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

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As at August 31, 2008 and 2007 there were no potentially dilutive instruments outstanding.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB Staff Position 157-2 (“FSP FAS 157-2”) delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 on January 1, 2008, and utilized the one year deferral for nonfinancial assets and nonfinancial liabilities that was granted by FSP FAS 157-2. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(m)	Recent accounting pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 155 ('SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial position and results of operations and does not expect this statement to have a material impact on its financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. This statement applies to all entities and all derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 and does not expect this statement to have a material impact on its financial position and results of operations.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(m)	Recent accounting pronouncements (continued)

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP FAS 142-3 will not have an impact on its financial position and results of operations..

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03- 6-1 is effective for fiscal years beginning after December 15, 2008. Management has determined that the adoption of FSP EITF 03-6-1 will not have an impact on its financial position and results of operations.

	(n)	Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Stated in U.S. Dollars)

4.	OFFICE EQUIPMENT

	August 31,	August 31,
	2008	2007

Computer equipment	$1,613	$1,613
Accumulated depreciation	(1,569)	(1,031)

Net book value	$44	$582

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

	ii.	Annual minimum cost of compliance is $1,461 ($1,552 Cdn) per year.

The Company did not renew the mineral claim which was effective until August 13, 2008 and does not intend to renew the remaining two mineral claims, effective until November 22 and 24, 2008. The Company is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Stated in U.S. Dollars)

6	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended August 31, 2008 and 2007, and differed from the amounts computed by applying the United States of America federal income tax rate of 34% percent to pretax losses from development stage activities as a result of the following:

	Year Ended	Year Ended
	August 31,	August 31,
	2008	2007

Loss for the year	$(56,579)	$(52,185)

Computed expected tax benefit	(19,237)	(17,743)
Increase in valuation allowance	19,237	17,743

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2008 and 2007, is presented below:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	(83,080)	(63,843)
Valuation allowance	83,080	63,843
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of August 31, 2008 and 2007 was $83,080 and $63,843, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences becomes deductible.

A summary of loss carry forwards and year of expiration at August 31, 2008, is as follows:

	Amount	Expiration

2005	$(38,626)	2025
2006	(96,995)	2026
2007	(52,185)	2027
2008	(56,579)	2028

Total loss carry forwards	$(244,385)

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

(Stated in U.S. Dollars)

7.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At August 31, 2008 and 2007 included in accounts payable and accrued liabilities–related party is $6,828 and $5,000, respectively, owed to an officer and director of the Company. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Loans payable

During the year ended August 31, 2007, two non-interest bearing loans were granted from a stockholder totaling $13,500. The loans are unsecured and due on demand. On December 31, 2007, the Company agreed to begin paying interest on these loans at 10% per annum. During the year ended August 31, 2008, several additional loans were granted from the same stockholder totaling $18,000. The loans are unsecured, bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the years ended August 31, 2008 and 2007 totaled $2,115 and $0, respectively.

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

10.	SUBSEQUENT EVENTS

On September 10, 2008 and October 8, 2008, two loans were granted from a stockholder for $1,500 and $900, respectively. The loans are unsecured, bear interest at 10% per annum and are due on demand.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Our Board of Directors approved the engagement of Davidson on October 24, 2007.

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

There were no disagreements between the Company and Telford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Telford, would have caused them to make reference to the subject matter of the disagreement in connection with their report for the financial statements for the past year.

ITEM 9AT.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects .

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee and outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and the Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended August 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
David K. Ryan	42	Director, President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

David K. Ryan is our President, Secretary, Treasurer and sole Director. Mr. Ryan was appointed as our director and officers on March 10, 2005. Since 1995, Mr. Ryan has worked as an independent investor relations consultant and has participated in raising venture capital through private placements. Mr. Ryan is a former director or officer of DRC Resources and Universal Domains Incorporated. Mr. Ryan completed the Canadian Securities Course in 1988.

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

Terms of Office

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

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, we believe that, during the year ended August 31, 2008, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended August 31, 2008 and 2007

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
David K. Ryan President, Secretary, Treasurer, CEO & CFO	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Outstanding Equity Awards At Fiscal Year End

As at August 31, 2008, we had no outstanding equity awards.

Employment Contracts

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 12, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	David K. Ryan CEO, CFO, President, Secretary & Treasurer Director	10,000,000 Shares Direct	62.5%
Common Stock	All Directors and Executive Officers as a Group (1 person)	10,000,000 Shares Direct	62.5%
5% SHAREHOLDERS
Common Stock	David K. Ryan CEO, CFO, President, Secretary & Treasurer Director 19838 43rd Avenue Langley, BC, Canada V3A 6R4	10,000,000 Shares Direct	62.5%

(0)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 12, 2009. As of January 12, 2009, there were 16,000,000 shares of our common stock issued and outstanding.

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

None of the following parties has, during the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, David K. Ryan, is also our sole executive officer. As a result, we do not have any independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended August 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q or Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows.

	Year Ended August 31, 2008	Year Ended August 31, 2007

Audit Fees	$13,500	$15,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	1,600
Total	$13,500	$16,600

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Purchase Agreement dated March 23, 2005 between Larry Sostad and CVI Exploration Ltd.(1)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on November 25, 2005, as amended.
(2)	Filed with the SEC as an exhibit to our Quarterly Statement on Form 10-QSB filed on July 11, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNUS VENTURES INC.

Date:	January 14, 2009	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer ,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 14, 2009	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer ,
President, Secretary and Treasurer
(Principal Executive Officer & Principal Accounting Officer)
Director