Form 10-Q
period 2008-11-30
CIGNUS VENTURES INC.
filed 2009-01-20
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 12, 2009, the Issuer had 16,000,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008

(Unaudited)

(Stated in U.S. Dollars)

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	NOVEMBER 30,	AUGUST 31,
	2008	2008
	(unaudited)

ASSETS

Current Assets
Cash	$-	$209

Total Current Assets	-	209

Office Equipment, net (Note 4)	-	44

Total Assets	$-	$253

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Bank indebtedness	$3	$-
Accounts payable and accrued liabilities	77,476	74,195
Accounts payable and accrued liabilities –related party (Note 6)	6,455	6,828
Loans payable -stockholder (Note 6)	36,845	33,615

Total Current Liabilities	120,779	114,638

Stockholders’ Deficiency
Common stock (Note 7)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
16,000,000 common shares	16,000	16,000
Additional paid-in capital	114,000	114,000
Deficit accumulated during the exploration stage	(250,779)	(244,385)

Total Stockholders’ Deficiency	(120,779)	(114,385)

Total Liabilities and Stockholders’ Deficiency	$-	$253

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	(MARCH 10,
	ENDED	ENDED	2005) TO
	NOVEMBER 30,	NOVEMBER 30,	NOVEMBER 30,
	2008	2007	2008

EXPENSES

Amortization	$44	$134	$1,613
Incorporation costs	-	-	1,271
Interest -loans	830	-	2,945
Management fees	-	-	44,100
Mineral property exploration costs	-	1,752	18,322
Office and sundry (recovery)	(1,103)	1,306	17,859
Professional fees	6,398	9,923	147,881
Transfer and filing fees	225	336	11,235
Travel and promotion	-	-	5,553

LOSS BEFORE INCOME TAXES	6,394	13,451	250,779

Provision for income taxes	-	-	-

NET LOSS	$6,394	$13,451	$250,779

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING	16,000,000	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
	THREE	THREE	INCEPTION
	MONTHS	MONTHS	(MARCH 10,
	ENDED	ENDED	2005) TO
	NOVEMBER 30,	NOVEMBER 30,	NOVEMBER 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,394)	$(13,451)	$(250,779)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	44	134	1,613
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	3,281	11,121	77,476
Increase (decrease) in accounts payable and accrued liabilities–
related party	(373)	1,799	6,455
Increase in accrued interest payable	830	-	2,945

Net cash used in operating activities	(2,612)	(397)	(162,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Office equipment purchase	-	-	(1,613)

Net cash used in investing activities	-	-	(1,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Indebtedness	3	-	3
Issuance of common stock for cash	-	-	130,000
Proceeds from loans payable -stockholder	2,400	-	33,900

Net cash provided by financing activities	2,403	-	163,903

NET INCREASE (DECREASE) IN CASH	(209)	(397)	-

CASH, BEGINNING OF PERIOD	209	415	-

CASH, END OF PERIOD	$-	$18	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Cash paid for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Cignus Ventures Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 10, 2005. The Company’s principal executive offices are in Point Roberts, Washington. On March 21, 2005, the Company formed a wholly-owned subsidiary, known as CVI Exploration Ltd. (“CVI”), a company incorporated in British Columbia, Canada. The Company and CVI were formed for the purpose of acquiring exploration and development stage natural resource properties. The Company is considered to be in the exploration stage as it has not yet generated any revenue from its operations. During the year ended August 31, 2008 and the three months ended November 30, 2008, the Company did not renew its three mineral claims. The Company is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at November 30, 2008 and for all periods presented, have been included. Interim results for the period ended November 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $250,779 for the period from inception (March 10, 2005) to November 30, 2008, and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

2.	GOING CONCERN (continued)

loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At November 30, 2008 and August 31, 2008, the Company had no cash equivalents.

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

NOVEMBER 30, 2008
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

The Company's financial instruments consist of cash, bank indebtedness, accounts payable and accrued liabilities, accounts payable and accrued liabilities –related party and loans payable - stockholder. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

	(j)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As at November 30, 2008 and August 31, 2008 there were no potentially dilutive instruments outstanding.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008
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

NOVEMBER 30, 2008
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

NOVEMBER 30, 2008
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

(n) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

4.	OFFICE EQUIPMENT

	November 30,	August 31,
	2008	2008

Computer equipment	$1,613	$1,613
Accumulated depreciation	(1,613)	(1,569)

Net book value	$-	$44

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

NOVEMBER 30, 2008
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

The three mineral claims are effective until August 13, 2008, November 22, 2008 and November 24, 2008 respectively.

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

i.

Minimum amount of exploration work on a claim or payment in the equivalent sum in lieu of work. The fee is $3.00 ($4 Cdn) per hectare each year for three years, then $7.00 ($8 Cdn) per hectare each year afterwards;

	ii.	Annual minimum cost of compliance is $1,304 ($1,552 Cdn) per year.

The Company did not renew its three mineral claims which were effective until August 13, November 22 and 24, 2008. The Company is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

6.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At November 30, 2008 and August 31, 2008 included in accounts payable and accrued liabilities – related party is $6,455 and $6,828 owed to an officer and director of the Company. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Loans payable

During the year ended August 31, 2007, two non-interest bearing loans were granted from a stockholder totaling $13,500. The loans are unsecured and due on demand. On December 31, 2007, the Company agreed to begin paying interest on these loans at 10% per annum. During the year ended August 31, 2008, several additional loans were granted from the same stockholder totaling $18,000. During the three months ended November 30, 2008, two additional loans were granted from the same stockholder totaling $2,400. The loans are unsecured, bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the three months ended November 30, 2008 and 2007 totaled $830 and $nil.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2008
(Unaudited)
(Stated in U.S. Dollars)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under “Part II – Item 1A Risk Factors " and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K or Form 10-KSB, Quarterly Reports on Form 10-Q and Form 10-QSB and our Current Reports on Form 8-K.

As used in this Quarterly Report, the terms “we,” “us,” “our,” the “Company,” and “Cignus” mean Cignus Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

OVERVIEW

We were incorporated on March 10, 2005, under the laws of the State of Nevada.

We previously owned a 100% undivided interest in three mineral claims known as Moscena 1, Moscena 2 and Maple Leaf Claims (the “Moscena Claims”) comprised of a claim block totaling 379.6 hectares located in the Alberni Mining Division on the west coast of Vancouver Island, British Columbia, Canada. We decided to allow our interest in the Moscena Claims to lapse in order to avoid ongoing costs related to holding the property. Our interest in the Moscena 1, Moscena 2 and Maple Leaf Claims lapsed on November 22, 2008, November 24, 2008 and August 13, 2008, respectively. Accordingly, we are currently seeking out and evaluating alternative business opportunities.

PLAN OF OPERATION

We previously owned a 100% undivided interest in the Moscena Claims. We decided to allow our interest in the Moscena Claims to lapse in order to avoid ongoing costs related to holding the property. Accordingly, we are currently seeking out and evaluating alternative business opportunities.

As a result, our plan of operation for the next twelve months is to identify and acquire an interest in alternate mineral properties on which we will carry out exploration activities. We are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at November 30, 2008, we had no cash and a working capital deficit of $120,779. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying an alternative mineral property, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue an exploration program.

RESULTS OF OPERATIONS

Summary of First Quarter Results

	Three Months Ended November 30,
			Percentage
			Increase /
	2008	2007	(Decrease)
Revenue	$--	$--	n/a
Expenses	(6,394)	(13,451)	(52.5)%
Net Loss	$(6,394)	$(13,451)	(52.5)%

Revenue

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

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended November 30,
			Percentage
	2008	2007	Increase /
			(Decrease)
Amortization	$44	$134	(67.2)%
Interest – Loans	830	--	n/a
Mineral Property Exploration Costs	--	1,752	(100)%
Office and Sundry (Recovery)	(1,103)	1,306	(184.5)%
Professional Fees	6,398	9,923	(35.5)%
Transfer and Filing Fees	225	336	(33.0)%
Total Expenses	$6,394	$13,451	(52.5)%

The decrease in our expenses was primarily a result of a decrease in mineral property exploration costs, professional fees and a recovery of office and sundry expenses during the three months ended November 30, 2008.

During the three months ended November 30, 2008, we did not conduct any exploration work on our Moscena Claims. We allowed our Moscena claims to lapse in order to avoid ongoing costs related to the property.

The recovery of office and sundry expenses during the three months ended November 30, 2008 is due to foreign exchange adjustments.

Professional fees consist of legal and accounting fees in connection with meeting our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At November 30, 2008	At August 31, 2008	Increase / (Decrease)
Current Assets	$-	$209	(100)%
Current Liabilities	(120,779)	(114,638)	5.4%
Working Capital Deficit	$(120,779)	$(114,429)	5.5%

Cash Flows

	Three Months Ended	Three Months Ended
	November 30, 2008	November 30, 2007
Cash Flows Used In Operating Activities	$(2,612)	$(397)
Cash Flows Used In Investing Activities	-	-
Cash Flows Provided By Financing Activities	2,403	-
Net Increase (Decrease) In Cash During Period	$(209)	$(397)

We had no cash and a working capital deficit of $120,779 as of November 30, 2008 compared to a working capital deficit of $114,429 as of August 31, 2008. Our working capital deficit increased due to the fact that we had no revenues during the period and our sole source of financing came in the form of short term loans totaling $2,400 from a shareholder. The loans are unsecured, bear interest at a rate of 10% and are due on demand.

Financing Requirements

Our current operating funds are not sufficient to meet our current obligations. Therefore, we will need to obtain additional financing in order to continue our operations. We also require additional financing to sustain our business operations if we are not successful in earning revenues. On December 23, 2008, our Board of Directors approved a private placement offering of up to 2,500,000 units (the “Units”) at a price of USD$0.02 per Unit. Each Unit consists of one share of our common stock and one share purchase warrant. Each Warrant shall entitle the holder to purchase one share of our common stock at a price of USD$0.02 per share for a two year period from the date of issue. The offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. There is no assurance that the offering will be completed on the above terms or at all.

From inception on March 10, 2005 to November 30, 2008, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $250,779 and net cash outflows from operations and are dependent upon obtaining financing to meet our current obligations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2008 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned exploration activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended November 30, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee and outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

CIGNUS VENTURES INC.

Date:	January 19, 2009	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)