Form 10-Q
period 2009-02-28
CIGNUS VENTURES INC.
filed 2009-04-20
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

COMMISSION FILE NUMBER 000-51714

CIGNUS VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	74-3152432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 410 – 103 East Holly Street
National Bank Building
Bellingham, WA	98225
(Address of principal executive offices)	(Zip Code)

(360) 306-1133
(Registrant's telephone number, including area code)

#206 – 1480 Gulf Road, Point Roberts, WA 98281
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ x ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting	Smaller reporting company [ x ]
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[ x ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 8, 2009, the Issuer had 16,000,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended February 28, 2009 are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” the “Company,” and “Cignus” mean Cignus Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009

(Unaudited)

(Stated in U.S. Dollars)

CIGNUS VENTURES INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	FEBRUARY 28,	AUGUST 31,
	2009	2008
	(unaudited)

ASSETS

Current Assets
Cash	$-	$209

Total Current Assets	-	209

Office Equipment, net (Note 4)	-	44

Total Assets	$-	$253

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$85,851	$74,195
Accounts payable and accrued liabilities –related party (Note 6)	6,514	6,828
Loans payable -stockholder (Note 6)	39,267	33,615

Total Current Liabilities	131,632	114,638

Stockholders’ Deficiency
Common stock (Note 7)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
16,000,000 common shares	16,000	16,000
Additional paid-in capital	114,000	114,000
Deficit accumulated during the exploration stage	(261,632)	(244,385)

Total Stockholders’ Deficiency	(131,632)	(114,385)

Total Liabilities and Stockholders’ Deficiency	$-	$253

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					AMOUNTS
					FROM
	THREE	THREE	SIX	SIX	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	(MARCH 10,
	ENDED	ENDED	ENDED	ENDED	2005) TO
	FEBRUARY 28,	FEBRUARY 29,	FEBRUARY 28,	FEBRUARY 29,	FEBRUARY 28,
	2009	2008	2009	2008	2009

EXPENSES

Amortization	$-	$134	$44	$268	$1,613
Incorporation costs	-	-	-	-	1,271
Interest -loans	922	568	1,752	568	3,867
Management fees	-	-	-	-	44,100
Mineral property
exploration costs	-	-	-	1,752	18,322
Office and sundry (recovery)	(173)	1,501	(1,276)	2,807	17,686
Professional fees	8,253	13,073	14,651	22,996	156,134
Transfer and filing fees	1,851	1,406	2,076	1,742	13,086
Travel and promotion	-	-	-	-	5,553

LOSS BEFORE INCOME TAXES	10,853	16,682	17,247	30,133	261,632

Provision for income taxes	-	-	-	-	-

NET LOSS	$10,853	$16,682	$17,247	30,133	$261,632

BASIC AND DILUTED
NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	16,000,000	16,000,000	16,000,000	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
	SIX	SIX	INCEPTION
	MONTHS	MONTHS	(MARCH 10,
	ENDED	ENDED	2005) TO
	FEBRUARY 28,	FEBRUARY 29,	FEBRUARY 28,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(17,247)	$(30,133)	$(261,632)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	44	268	1,613
Changes in non-cash working capital items:
Increase (decrease)in accounts payable and accrued liabilities	11,656	12,059	85,851
Increase (decrease) in accounts payable and accrued liabilities
–related party	(314)	1,828	6,514
Increase in accrued interest payable	1,752	568	3,867

Net cash used in operating activities	(4,109)	(15,410)	(163,787)

CASH FLOWS FROM INVESTING ACTIVITIES
Office equipment purchase	-	-	(1,613)

Net cash used in investing activities	-	-	(1,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	130,000
Proceeds from loans payable -stockholder	3,900	15,000	35,400

Net cash provided by financing activities	3,900	15,000	165,400

NET DECREASE IN CASH	(209)	(410)	-

CASH, BEGINNING OF PERIOD	209	415	-

CASH, END OF PERIOD	$-	$5	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Cignus Ventures Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 10, 2005. The Company’s principal executive offices are in Bellingham, Washington. On March 21, 2005, the Company formed a wholly-owned subsidiary, known as CVI Exploration Ltd. (“CVI”), a company incorporated in British Columbia, Canada. The Company and CVI were formed for the purpose of acquiring exploration and development stage natural resource properties. The Company is considered to be in the exploration stage as it has not yet generated any revenue from its operations. During the year ended August 31, 2008 and the six months ended February 28, 2009, the Company did not renew its three mineral claims. The Company is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at February 28, 2009 and for all periods presented, have been included. Interim results for the period ended February 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	GOING CONCERN (continued)

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $261,362 for the period from inception (March 10, 2005) to February 28, 2009 and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At February 28, 2009 and August 31, 2008, the Company had no cash equivalents.

	(d)	Office equipment

Office equipment consisting of computer hardware is recorded at cost and is being amortized using the straight-line method over its estimated useful life of 3 years. Maintenance and repairs are expensed as incurred while betterment or renewals are capitalized.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(e)	Mineral rights

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

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(j)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As at February 28, 2009 and August 31, 2008 there were no potentially dilutive instruments outstanding.

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

FEBRUARY 28, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(m) Recent accounting pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 155 ('SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

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

(n) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

4.	OFFICE EQUIPMENT

	February 28,	August 31,
	2009	2008

Computer equipment	$1,613	$1,613
Accumulated depreciation	(1,613)	(1,569)

Net book value	$-	$44

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

FEBRUARY 28, 2009
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

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

i.

Minimum amount of exploration work on a claim or payment in the equivalent sum in lieu of work. The fee is $3.00 ($4 Cdn) per hectare each year for three years, then $6.00 ($8 Cdn) per hectare each year afterwards;

	ii.	Annual minimum cost of compliance is $1,220 ($1,552 Cdn) per year.

The Company did not renew its three mineral claims which were effective until August 13, November 22 and 24, 2008. The Company is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

6.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At February 28, 2009 and August 31, 2008 included in accounts payable and accrued liabilities – related party is $6,514 and $6,828 owed to an officer and director of the Company. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Loans payable

During the year ended August 31, 2007, two non-interest bearing loans were granted from a stockholder totaling $13,500. The loans are unsecured and due on demand. On December 31, 2007, the Company agreed to begin paying interest on these loans at 10% per annum. During the year ended August 31, 2008, several additional loans were granted from the same stockholder totaling $18,000. During the six months ended February 28, 2009, several additional loans were granted from the same stockholder totaling $3,900. The loans are unsecured, bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the six months ended February 28, 2009 and February 29, 2008 totaled $1,752 and $568, respectively. Interest expense included in the statement of operations for the three months ended February 28, 2009 and February 29, 2008 totaled $922 and $568, respectively.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009
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

On March 2, 2009 and March 25, 2009, two loans were granted from a stockholder for $350 and $1000, respectively. The loans are unsecured, bear interest at 10% per annum and are due on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under “Part II – Item 1A. Risk Factors” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

OVERVIEW

We were incorporated on March 10, 2005, under the laws of the State of Nevada.

We currently have no business operations or significant assets and no cash on hand. We previously owned a 100% undivided interest in three mineral claims known as Moscena 1, Moscena 2 and Maple Leaf Claims (the “Moscena Claims”) comprised of a claim block totaling 379.6 hectares located in the Alberni Mining Division on the west coast of Vancouver Island, British Columbia, Canada. We decided to allow our interest in the Moscena Claims to lapse in order to avoid ongoing costs related to holding the property. Our interest in the Moscena 1, Moscena 2 and Maple Leaf Claims lapsed on November 22, 2008, November 24, 2008 and August 13, 2008, respectively. Accordingly, we are currently seeking out and evaluating alternative business opportunities.

PLAN OF OPERATION

Our plan is to evaluate and seek out alternative business opportunities. As a result, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at February 28, 2009, we had no cash and a working capital deficit of $131,632. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In addition, in the event that we are successful in identifying business opportunities, of which there is no assurance, we will need to obtain additional financing.

RESULTS OF OPERATIONS

Three Months and Six Months Summary

	Three Months Ended			Six Months Ended
			Percentage			Percentage
	February 28,	February 29,	Increase /	February 28,	February 29,	Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(10,853)	(16,682)	(34.9)%	(17,247)	(30,133)	(42.8)%
Net Increase (Loss)	$(10,853)	$(16,682)	(34.9)%	$(17,247)	$(30,133)	(42.8)%

Revenue

We have not earned any revenue since inception and do not anticipate earning revenues in the near future. We are presently in the exploration stage of our business and are presently seeking other business opportunities.

Operating Expenses

The major components of our operating expenses are outlined in the table below:

	Three Months Ended		Percentage	Six Months Ended		Percentage
	February 28,	February 29,	Increase /	February 28,	February 29,	Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Amortization	$-	$134	(100)%	$44	$268	(83.6)%
Interest - loans	922	568	62.3%	1,752	568	208.5%
Mineral property	-	-	n/a	-	1,752	(100)%
exploration costs
Office and Sundry	(173)	1,501	(111.5)%	(1,276)	2,807	(145.5)%
Professional Fees	8,253	13,073	(36.9)%	14,651	22,996	(36.3)%
Transfer and	1,851	1,406	31.7%	2,076	1,742	19.2%
Filing Fees
Total Expenses	$10,853	$16,682	(34.9)%	$17,247	$30,133	(42.8)%

The decrease in our expenses was primarily a result of a decrease in professional fees and a recovery of office and sundry expenses during the three months ended February 28, 2009.

During the six months ended February 28, 2009, we allowed our Moscena claims to lapse in order to avoid ongoing costs related to the property.

The recovery of office and sundry expenses during the three months ended February 28, 2009 is due to foreign exchange adjustments.

Professional fees consist of legal and accounting fees in connection with meeting our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At February 28, 2009	At August 31, 2008	Increase / (Decrease)
Current Assets	$-	$209	(100)%
Current Liabilities	(131,632)	(114,638)	14.8%
Working Capital (Deficit)	$(131,632)	$(114,429)	15.0%

Cash Flows

	Six Months Ended	Six Months Ended
	February 28, 2009	February 29, 2008
Cash Flows Used In Operating Activities	$(4,109)	$(15,410)
Cash Flows Provided By Financing Activities	3,900	15,000
Cash Flows Used In Investing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(209)	$(410)

We had no cash and a working capital deficit of $131,632 as of February 28, 2009 compared to a working capital deficit of $114,429 as of August 31, 2008. Our working capital deficit increased due to an increase in accounts payable due to our lack of capital to meet our ongoing expenditures and the fact that our sole source of financing came in the form of short term loans totaling $3,900 from a shareholder. The loans are unsecured, bear interest at a rate of 10% and are due on demand.

Financing Requirements

Our current operating funds are not sufficient to meet our current obligations. Therefore, we will need to obtain additional financing in order to continue our operations. We also require additional financing to sustain our business operations if we are not successful in earning revenues. On December 23, 2008, our Board of Directors approved a private placement offering of up to 2,500,000 units (the “Units”) at a price of $0.02 per Unit. Each Unit consists of one share of our common stock and one share purchase warrant. Each Warrant shall entitle the holder to purchase one share of our common stock at a price of $0.02 per share for a two year period from the date of issue. The offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. There is no assurance that the offering will be completed on the above terms or at all.

From inception on March 10, 2005 to February 28, 2009, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $261,632 and net cash outflows from operations and are dependent upon obtaining financing to meet our current obligations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2008 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control Over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

CIGNUS VENTURES INC.

Date:	April 20, 2009	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)