Form 10-Q
period 2009-05-31
CIGNUS VENTURES INC.
filed 2009-07-15
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that theregistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes    [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes    [   ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 7, 2009, the Issuer had 16,000,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended May 31, 2009 are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” the “Company,” and “Cignus” mean Cignus Ventures Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009

(Unaudited)

(Stated in U.S. Dollars)

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	MAY 31,	AUGUST 31,
	2009	2008
	(unaudited)

ASSETS

Current Assets
Cash	$208	$209

Total Current Assets	208	209

Office Equipment, net (Note 4)	-	44

Total Assets	$208	$253

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$79,961	$74,195
Accounts payable and accrued liabilities –related party (Note 6)	6,748	6,828
Loans payable -stockholder (Note 6)	57,689	33,615

Total Current Liabilities	144,398	114,638

Stockholders’ Deficiency
Common stock (Note 7)
Authorized:
100,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
16,000,000 common shares	16,000	16,000
Additional paid-in capital	114,000	114,000
Deficit accumulated during the exploration stage	(274,190)	(244,385)

Total Stockholders’ Deficiency	(144,190)	(114,385)

Total Liabilities and Stockholders’ Deficiency	$208	$253

Subsequent Event (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					CUMULATIVE
					AMOUNTS
					FROM
	THREE	THREE	NINE	NINE	INCEPTION
	MONTHS	MONTHS	MONTHS	MONTHS	(MARCH 10,
	ENDED	ENDED	ENDED	ENDED	2005) TO
	MAY 31,	MAY 31,	MAY 31,	MAY 31,	MAY 31,
	2009	2008	2009	2008	2009

EXPENSES

Amortization	$-	$135	$44	$402	$1,613
Incorporation costs	-	-	-	-	1,271
Interest -loans	1,172	761	2,924	1,329	5,039
Management fees	-	-	-	-	44,100
Mineral property
exploration costs	-	-	-	1,752	18,322
Office and sundry	3,415	1,171	2,139	3,978	21,101
Professional fees	6,191	6,266	20,842	29,262	162,325
Transfer and filing fees	1,780	661	3,856	2,404	14,866
Travel and promotion	-	-	-	-	5,553

LOSS BEFORE INCOME TAXES	12,558	8,994	29,805	39,127	274,190

Provision for income taxes	-	-	-	-	-

NET LOSS	$12,558	$8,994	$29,805	$39,127	$274,190

BASIC AND DILUTED
NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING	16,000,000	16,000,000	16,000,000	16,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
	NINE	NINE	INCEPTION
	MONTHS	MONTHS	(MARCH 10,
	ENDED	ENDED	2005) TO
	MAY 31,	MAY 31,	MAY 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(29,805)	$(39,127)	$(274,190)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	44	403	1,613
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	5,766	17,718	79,961
Increase (decrease) in accounts payable and accrued liabilities
–related party	(80)	1,828	6,748
Increase in accrued interest payable	2,924	1,329	5,039

Net cash used in operating activities	(21,151)	(17,849)	(180,829)

CASH FLOWS FROM INVESTING ACTIVITIES
Office equipment purchase	-	-	(1,613)

Net cash used in investing activities	-	-	(1,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	130,000
Proceeds from loans payable -stockholder	21,150	17,500	52,650

Net cash provided by financing activities	21,150	17,500	182,650

NET INCREASE (DECREASE) IN CASH	(1)	(349)	208

CASH, BEGINNING OF PERIOD	209	415	-

CASH, END OF PERIOD	$208	$66	$208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Cignus Ventures Inc. (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 10, 2005. The Company’s principal executive offices are in Bellingham, Washington. On March 21, 2005, the Company formed a wholly-owned subsidiary, known as CVI Exploration Ltd. (“CVI”), a company incorporated in British Columbia, Canada. The Company and CVI were formed for the purpose of acquiring exploration and development stage natural resource properties. The Company is considered to be in the exploration stage as it has not yet generated any revenue from its operations. During the year ended August 31, 2008 and the nine months ended May 31, 2009, the Company did not renew its three mineral claims. The Company is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

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

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at May 31, 2009 and for all periods presented, have been included. Interim results for the period ended May 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

2.	GOING CONCERN (continued)

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $274,190 for the period from inception (March 10, 2005) to May 31, 2009 and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

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

(c) Cash and cash equivalents

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At May 31, 2009 and August 31, 2008, the Company had no cash equivalents.

(d) Office equipment

Office equipment consisting of computer hardware is recorded at cost and is being amortized using the straight-line method over its estimated useful life of 3 years. Maintenance and repairs are expensed as incurred while betterment or renewals are capitalized.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
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

(f) Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

The Company reviews all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

MAY 31, 2009
(Unaudited)
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(j) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As at May 31, 2009 and August 31, 2008 there were no potentially dilutive instruments outstanding.

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

MAY 31, 2009
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

MAY 31, 2009
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

MAY 31, 2009
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

Under mineral titles legislation, the Company is required to file assessment work to keep its claims in good standing, as follows:

i.

Minimum amount of exploration work on a claim or payment in the equivalent sum in lieu of work. The fee is $4 ($4 Cdn) per hectare each year for three years, then $7 ($8 Cdn) per hectare each year afterwards;

	ii.	Annual minimum cost of compliance is $1,421 ($1,552 Cdn) per year.

The Company did not renew its three mineral claims which were effective until August 13, November 22 and 24, 2008. The Company is in the process of reorganizing the Company’s business and is seeking and evaluating alternative business opportunities.

6.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At May 31, 2009 and August 31, 2008 included in accounts payable and accrued liabilities –related party is $6,748 and $6,828 owed to an officer and director of the Company. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Loans payable

During the year ended August 31, 2007, two non-interest bearing loans were granted from a stockholder totaling $13,500. The loans are unsecured and due on demand. On December 31, 2007, the Company agreed to begin paying interest on these loans at 10% per annum. During the year ended August 31, 2008, several additional loans were granted from the same stockholder totaling $18,000. During the nine months ended May 31, 2009, several additional loans were granted from the same stockholder totaling $21,150. The loans are unsecured, bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the nine months ended May 31, 2009 and 2008 totaled $2,924 and $1,329, respectively. Interest expense included in the statement of operations for the three months ended May 31, 2009 and 2008 totaled $1,172 and $761, respectively.

CIGNUS VENTURES INC.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2009
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

On July 10, 2009, the Company entered into an interim agreement (the “Interim Agreement”) dated for reference June 29, 2009 with Smartlinx VOIP Networks Private Limited (“Smartlinx”), a privately held Indian corporation, engaged in the business of providing Voice-Over Internet Protocol (“VOIP”) services and live on-line tutoring services through its “Live Tutor” website. Under the terms of the Interim Agreement, the Company has agreed to acquire all of the issued and outstanding shares of Smartlinx. In consideration of the acquisition of Smartlinx, the Company’s principal stockholder will transfer all of his shares, being 10,000,000 shares (27,000,000 post-split shares) of the Company’s common stock to the principal stockholders of Smartlinx. The Company has also agreed to complete a 2.7-for-1 forward split of its common stock, subject to regulatory approval. The closing of the acquisition is subject to a number of conditions, including, among other conditions: (i) delivery of all financial statements of Smartlinx required under applicable securities rules; and (ii) satisfactorily completing the due diligence review of Smartlinx. Under the terms of the Interim Agreement, the parties are required to enter into a formal agreement no later than August 15, 2009.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under “Part II – Item 1A. Risk Factors,” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

OVERVIEW

We were incorporated on March 10, 2005, under the laws of the State of Nevada.

We currently have no business operations or significant assets. On July 10, 2009, we entered into an interim agreement (the “Interim Agreement”) dated for reference June 29, 2009 with Smartlinx VOIP Networks Private Limited (“Smartlinx”), a corporation incorporated under the laws of India and engaged in the business of providing Voice-Over Internet Protocol (“VOIP”) services and live on-line tutoring services through its “Live Tutor” website. Smartlinx’s business operations for its VOIP services and Live Tutor services are located in India. It has also filed a trade mark application for the brand name “Live Tutor” with the Trade Marks Registry of India.

Under the terms of the Interim Agreement, we have agreed to acquire all of the issued and outstanding shares of Smartlinx. In consideration of our acquisition of Smartlinx, our principal stockholder will transfer all of his shares, being 10,000,000 shares (27,000,000 post-split shares) of our common stock to the principal stockholders of Smartlinx. We have also agreed to complete a 2.7 -for-1 forward split of our common stock, subject to regulatory approval.

The closing of the acquisition is subject to a number of conditions, including, among other conditions: (i) delivery of all financial statements of Smartlinx required under applicable securities rules; and (ii) satisfactorily completing our due diligence review of Smartlinx. Under the terms of the Interim Agreement, the parties are required to enter into a formal agreement no later than August 15, 2009. There is no assurance that we will enter into a formal agreement or that the proposed transaction will be completed as planned or at all.

PLAN OF OPERATION

Our plan is to complete the proposed acquisition of Smartlinx. Under the Interim Agreement, we are required to enter into a formal agreement by August 15, 2009. There is no assurance that we will be able to complete the proposed acquisition of Smartlinx as planned or if at all. As a result, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at May 31, 2009, we had cash on hand of $208 and a working capital deficit of $144,190. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations. In the event that we are successful in acquiring Smartlinx, of which there is no assurance, we will need to obtain additional financing.

RESULTS OF OPERATIONS

Three Months and Nine Months Summary

	Three Months Ended			Nine Months Ended
			Percentage			Percentage
	May 31,	May 31,	Increase /	May 31,	May 31,	Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(12,558)	(8,994)	39.6%	(29,805)	(39,127)	(23.8)%
Net Loss	$(12,558)	$(8,994)	39.6%	$(29,805)	$(39,127)	(23.8)%

Revenue

We have not earned any revenue since inception and do not anticipate earning revenues in the near future. We are presently in the exploration stage of our business and are presently seeking to complete the acquisition of Smartlinx.

Operating Expenses

Our operating expenses for the three and nine months ended May 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended			Nine Months Ended
			Percentage			Percentage
	May 31,	May 31,	Increase /	May 31,	May 31,	Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Amortization	$-	$135	(100)%	$44	$402	(89.1)%
Interest - loans	1,172	761	54.0%	2,924	1,329	120.0%
Mineral property	-	-	n/a	-	1,752	(100)%
exploration costs
Office and Sundry	3,415	1,171	191.6%	2,139	3,978	(46.2)%
Professional Fees	6,191	6,266	(1.2)%	20,842	29,262	(28.8)%
Transfer and	1,780	661	169.3%	3,856	2,404	60.4%
Filing Fees
Total Expenses	$12,558	$8,994	39.6%	$29,805	$39,127	(23.8)%

The increase in our expenses during the three months ended May 31, 2009 compared to our three months ended May 31, 2008 was primarily a result of an increase in interest expense, office and sundry expense and transfer and filing fees.

Professional fees consist of legal and accounting fees in connection with meeting our ongoing reporting requirements under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At May 31, 2009	At August 31, 2008	Increase / (Decrease)
Current Assets	$208	$209	(0.5)%
Current Liabilities	(144,398)	(114,638)	26.0%
Working Capital (Deficit)	$(144,190)	$(114,429)	26.0%

Cash Flows
	Nine Months Ended	Nine Months Ended
	May 31, 2009	May 31, 2008
Cash Flows Used In Operating Activities	$(21,151)	$(17,849)
Cash Flows Provided By Financing Activities	21,150	17,500
Cash Flows Used In Investing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(1)	$(349)

We had cash on hand of $208 and a working capital deficit of $144,190 as of May 31, 2009 compared to a working capital deficit of $114,429 as of August 31, 2008. Our working capital deficit increased due to an increase in accounts payable due to our lack of capital to meet our ongoing expenditures and the fact that our sole source of financing came in the form of short term loans totaling $21,150 from a shareholder. The loans are unsecured, bear interest at a rate of 10% and are due on demand.

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

From inception on March 10, 2005 to May 31, 2009, we have used our common stock to raise money for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $274,190 and net cash outflows from operations and are dependent upon obtaining financing to meet our current obligations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2008 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended August 31, 2008 (the “2008 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2008 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to continue as a going concern is dependent upon our ability to obtain alternative business opportunities and financing, restructure our debt, and reduce our costs. We have entered into an Interim Agreement to acquire Smartlinx VOIP Networks Private Limited (“Smartlinx”), a privately held Indian corporation engaged in the business of providing Voice-Over Internet Protocol (“VOIP”) services and live on-line tutoring services through its “Live Tutor” website. However, there are no assurances that the proposed transaction will be completed as planned or at all. In the event that we are successful in acquiring Smartlinx, of which there is no assurance, we will need to obtain additional financing in order to meet our ongoing operating costs.

We have yet to earn revenues, and, because our ability to sustain new operations is dependent on our ability to raise financing, our accountants have expressed a substantial doubt about our ability to continue as a going concern.

Since our inception, we have suffered recurring losses and net cash out flows from our activities. To date, we have funded our activities through issuances of our common stock, related party loans and the support of creditors. There are no assurances that we will be able to obtain financing sufficient to support our ongoing activities. As a result, Davidson & Company LLP, Chartered Accountants, our independent auditors, expressed a substantial doubt about our ability to continue as a going concern in our audited financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2008 filed with the SEC on January 14, 2009.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct additional equity offerings in the future to finance any future business projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

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

None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.            OTHER INFORMATION.

On July 10, 2009, we entered into an interim agreement (the “Interim Agreement”) dated for reference June 29, 2009 with Smartlinx VOIP Networks Private Limited (“Smartlinx”), a corporation incorporated under the laws of India and engaged in the business of providing Voice-Over Internet Protocol (“VOIP”) services and live on-line tutoring services through its “Live Tutor” website. Smartlinx’s business operations for its VOIP services and Live Tutor services are located in India. It has also filed a trade mark application for the brand name “Live Tutor” with the Trade Marks Registry of India.

Under the terms of the Interim Agreement, we have agreed to acquire all of the issued and outstanding shares of Smartlinx. In consideration of our acquisition of Smartlinx, our principal stockholder will transfer all of his shares, being 10,000,000 shares (27,000,000 post-split shares) of our common stock to the principal stockholders of Smartlinx. We have also agreed to complete a 2.7 -for-1 forward split of its common stock, subject to regulatory approval.

The closing of the acquisition is subject to a number of conditions, including, among other conditions: (i) delivery of all financial statements of Smartlinx required under applicable securities rules; and (ii) satisfactorily completing our due diligence review of Smartlinx. Under the terms of the Interim Agreement, the parties are required to enter into a formal agreement no later than August 15, 2009. There is no assurance that the proposed transaction will be completed as planned or at all.

ITEM 6.            EXHIBITS.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Purchase Agreement dated March 23, 2005 between Larry Sostad and CVI Exploration Ltd.(1)

10.2	Interim Agreement dated for reference June 29, 2009 between the Company and Smartlinx VOIP Networks Private Limited.

14.1	Code of Ethics.(2)

21.1	List of Subsidiaries.(3)

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on November 25, 2005, as amended.
(2)	Filed with the SEC as an exhibit to our Quarterly Statement on Form 10-QSB filed on July 11, 2006.
(3)	Filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed on December 14, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIGNUS VENTURES INC.

Date:	July 14, 2009	By:	/s/ David K. Ryan
DAVID K. RYAN
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)