Form 10-K
period 2009-08-31
SMARTLINX INC.
filed 2009-12-15
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____

COMMISSION FILE NUMBER 000-51714

SMARTLINX INC.
(Exact name of registrant as specified in its charter)

NEVADA	74-3152432
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1400 Kennedy Blvd.
Union City, NJ	07087
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (201) 751-0602

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $120,000 as of February 28, 2009, based on a price of $0.02 per share, being the last price at which the Registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 7, 2009, the Registrant had 59,085,000 shares of common stock outstanding.

SMARTLINX INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED AUGUST 31, 2009
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

As used in this Annual Report, the terms “we,” “us,” “our,” “Smartlinx,” and the “Company” mean Smartlinx Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.	BUSINESS.

Overview

We were incorporated on March 10, 2005, under the laws of the State of Nevada under the name “Cignus Ventures Inc.” On October 13, 2009, we changed our name from “Cignus Ventures Inc.” to “Smartlinx Inc.” To effect the name change, we merged with our wholly owned subsidiary and completed the merger with our subsidiary with and into the Company, with the Company continuing as the sole surviving corporation (the “Merger”). Concurrent with the Merger, we completed a 2.7 -for-1 forward spit of our common stock. Upon completion of the stock split, our authorized capital increased from 100,000,000 shares of common stock, par value $0.001 per share, to 270,000,000 shares of common stock, par value of $0.001 per share.

As Cignus Ventures Inc., we were engaged in the exploration and development of mineral properties. On October 7, 2009, we completed the acquisition of Smartlinx VoIP Networks Private Limited (“Smarlinx VoIP”) pursuant to the terms of a share purchase agreement dated August 20, 2009 (the “Share Purchase Agreement”) among Smartlinx VoIP, the Company, Smartlinx Acquisition Corp, our wholly owned subsidiary, David K. Ryan, our sole executive officer, director and majority shareholder at the time of entering into the Share Purchase Agreement, and Citiglobal Ltd. (“Citiglobal”). Under the terms of the Share Purchase Agreement, Citiglobal transferred us all of its right, title and interest in Smartlinx in consideration of: (i) 3,250,000 pre-split (8,775,000 post-split) shares of our common stock; and (i) warrants to acquire 4,250,000 (11,475,000 post-split) pre-split shares of our common stock at an exercise price of $0.02 per pre-split ($0.0074 per post split) share until October 6, 2011.

Concurrently, Citiglobal purchased 10,000,000 pre-split (27,000,000 post-split) shares of our common stock from Mr. Ryan for aggregate proceeds of $10,000. As a result, there was a change in control. In addition, Mr. Ryan resigned as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director. Following Mr. Ryan’s Resignation, Abraham Joy was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director. We also appointed Job Thomas and Sunder Raj to our Board of Directors.

As a result of our acquisition of Smartlinx VoIP, we are now engaged as a start-up company that provides: (a) live on-line tutoring services that utilizes a video enabled model and our “Live Tutor” website (“Live Tutor”); and (b) technical support and back office services for Voice-Over Internet Protocol (“VoIP”) telephony services.

Live Tutor

We are in the final stages of our development and roll-out of Live Tutor, our live-online tutoring service.

Live Tutor delivers individualized supplemental education to students using a video enabled telephone or Personal Computers and our Live Tutor website (http://bsnl.livetutor.in). Through this fee based service, we are able to deliver tutoring and instruction in real time. Our initial focus is to develop and implement Live Tutor in India.

We believe that the accessibility of the internet and its real-time qualities make it an ideal platform for tutoring primary, secondary and higher secondary students. Online learning encourages students to obtain educational tutoring at times that are convenient to the student. This allows the student to learn from their home and eliminates transportation requirements.

Our Live Tutor services are supported through our Live Tutor website, with real-time, live video based content delivered on Personal Computers or video enabled IP-phones. As our Live Tutor services provide live on-line tutoring, a student will need to have broadband access for our Live Tutor services.

We are also in the process of developing our Live Tutor Virtual Learning Environment.

Broadband Services of BSNL

In order to facilitate the development of Live Tutor, we entered into an agreement dated January 27, 2009 with Bharat Sanchar Nigam Limited (“BSNL”), a broadband service provider in India, to provide broadband access to prospective customers and assist us in marketing Live Tutor to its existing customers. In consideration of BSNL providing us with access to their customers, BSNL is entitled to: (i) 40% of our gross revenue from providing tutoring services to students in India; and (ii) 20% of our gross revenue from providing tutoring services to overseas students. The term of this agreement is for three years. BSNL may terminate the agreement if we do not satisfy the following roll out obligations: (i) a minimum of 50,000 customers with minimum gross revenue payable to BSNL of Rs. 12,000,000 by January 27, 2010; and (ii) a minimum of 200,000 customers with minimum gross revenue payable to BSNL of Rs. 60,000,000 by January 27, 2011.

Courses, Tutors and Fees

Our Live Tutor services can be accessed once a student registers on our Live Tutor website. Once registered, the student will have access to our online tutoring services and to our tutors. The focus of our tutoring services will be broad based on major curricula in India, including State Secondary Certificate (“SSC”), Central Board of Secondary Education (“CBSE”), India Certificate of Secondary Examination (“ICSE”), IB, and popular International format, and subjects ranging from English, Languages, Math, Science and Social Studies. Since the tutoring sessions are video based and delivered in real-time, course materials would be tailored to each student’s individual and special needs. As a result, each tutor would not need to initially prepare their own course materials. However, we plan to provide tutors with authoring tools to record their video based content for the course they would teach. We plan to partner with providers of standardized course materials as part of our business plan. However, there is no assurance that we will be able to partner with any providers of standardized course materials.

We ensure that tutors have scholastic ability, teaching experience, aptitude, and have the requisite knowledge in English, Math, Science, Social Studies and other subjects in which they plan to teach. The tutors must also demonstrate to us their ability to explain concepts in these subject areas to students of a variety of ages. In addition, each tutor is required to be currently enrolled or graduated from a College or University in India.

In order for a student to use Live Tutor, the student must choose a tutoring package in the subject they wish to be tutored. The tutor packages vary depending on whether the student resides in India or outside India and the level of education the student wishes to be instructed in. Each tutor package consists of ten one-hour sessions and is available at the following costs:

	Primary	Secondary	Higher Secondary
Student – India
Basic	$8(Rs. 399)	$15(Rs. 749)	$20(Rs. 999)
Premium	$20(Rs. 999)	$30(Rs. 1499)	$40(Rs. 1999)
Student – Non-India
Basic	$50	$75	$90
Premium	$90	$100	$120

Live Tutor Virtual Learning Environment and Implementation Agreement with the Polsani Group

On November 25, 2009, Smartlinx VoIP entered into an agreement for the pilot implementation of Live Tutor Virtual Learning Environment (the “Pilot Implementation Agreement”) with the Polsani Group, a business group based in India that, among other things, provides services in the education industry. Under the terms of the Pilot Implementation Agreement, Smartlinx VoIP has agreed to provide the Polsani Group with its Live Tutor Virtual Learning Environment, including its Live Tutor Management System and Live Tutor Connect, at each of the Polsani Group’s educational institutions in Hyderabad, Karimnagar and Lingapur, India. In consideration of providing these services, the Polsani Group has agreed to:

(a)	pay 75,000 India Rupees (“Rs.”), for three years of the Live Tutor Virtual Learning Environment, by June 1, 2010; and

(b)	pay 10 Rs. per hour of Live Tutor Connect.

The parties of the Pilot Implementation Agreement have also agreed to meet every 15 days to review the progress of the implementation of the Live Tutor Virtual Learning Environment. The term of the agreement will continue until it is terminated by either of the parties.

Our Live Tutor Virtual Learning Environment (“VLE”) is a virtual classroom service, equipped with audio and video infrastructure, being developed by us. Our VLE service unitizes its Live Tutor Learning Management System (“Live Tutor LMS”) and Live Tutor Connect service. Live Tutor LMS is a learning management system that provides education institutions with the platform to develop their own learning programs, register students and teachers, manage schedules, maintain a learning calendar and store data. Live Tutor LMS is a customized and enhanced implementation of the MOODLE platform, an open source software for producing internet based courses and websites. Live Tutor Connect allows for hosting live interactive virtual classes, which allows instructors to interact with students through audio-video, chat, questions and answers, share presentations, documents and desktops screens online. Live Tutor Connect is a Windows based custom-built application software, tightly integrated to Live Tutor LMS and is designed to work even in low bandwidth conditions without having a need for expensive leased lines for Internet access.

VoIP Technical Support

We are also engaged in the business of providing technical support and back office services to small and medium sized businesses in India with respect to VoIP telephony services. In particular, we provide our customers with network monitoring services and IP telephony monitoring services through our SmartRMS service (“Smart RMS”).

Network Monitoring

Our SmartRMS remote monitoring provides our customers with real-time monitoring of their servers and networks. With our SmartRMS remote monitoring service, we are able to assist our customers in identifying and addressing technical issues prior to them becoming a work-stopping problem. Our SmartRMS network monitoring services include:

  Continuous monitoring of critical devices like firewalls, switches, routers and applications deployed within a network perimeter.

  Proactive monitoring services to detect network, system and application level failures in time, which if unattended can seriously impact the bottom line of an organization. In the event of an outage, our customers are notified in real-time.

  Round the clock backing and telephonic support by our technicians.

IP Telephony Monitoring

Our SmartRMS IP telephony monitoring services is a service that remotely monitors and handles voice, video, data and multiple applications over a web based interface. We provide our customers with the following IP telephony services:

  Evaluate the impact of IP telephony on our customers’ environment.

  Assist customers in evaluating the benefits and viability of an IP telephony system.

  Implement IP telephony systems, including designing detail project plans, phase implementation and integration with our customers’ existing infrastructure.

  Provide round-the clock IP telephony support to our customers.

As of August 31, 2009, we have primarily provided support services to Nettlinx Limited, a provider of broadband VoIP services.

Customers

We are reliant on our agreement with BSNL to generate customers for our Live Tutor business. If BSNL terminates its agreement with us, we may lose a substantial majority of our customer base. We are actively seeking out additional customers for Live Tutor. However, there are no assurances that we will be successful in attracting new customers.

Competition

We face significant competition in each of our business segments. The competition focuses on price, quality of service and/or product, reputation and location.

Live Tutor. We believe that the key competitive factors in our market are technology, expertise and capabilities; brand recognition; content; instructional methodology; and access to capital.

We compete in the tutoring market against both traditional providers of educational services and other online tutoring providers:

  Individual Tutors. We compete with individual home tutors. In most geographic areas, individual tutors have the largest share of the tutoring market. We may also compete with state and local education agencies that fund individual tutoring.

  Online Providers. We compete with several companies that currently participate in the online tutoring market. Further, we expect that some existing tutoring companies, and others, will begin to distribute their services over the Internet in the near future. We believe that our services differ from those currently offered by these companies. Other online providers currently do not provide live online tutoring services to their students. There are a variety of tutoring models, though they differ from ours, compete with us for market share.

  New Entrants. As Internet and broadband services become more widely deployed in the primary, secondary and higher secondary school market, we expect new and as yet unidentified companies to enter the market.

VoIP Technical Support. The markets for network monitoring and IP telephony monitoring services are competitive and subject to rapid technological change. Service providers are continually introducing new solutions and products into these markets and enhancing their network monitoring and IP telephony monitoring solutions and productions. We believe that our primary competition in this business segment is from traditional VoIP service providers such as Sify, Net4India, Youtele and WorldPhone as well as outsourced service companies such as Keross, Ice Net Technologies, Net Hertz. We also compete with other private and public companies who have invested in various aspects of network monitoring and IP telephony monitoring services and other service solutions. A number of our competitors have longer operating histories, significantly greater human resources and financial resources than us.

Government Regulation

There are an increasing number of laws and regulations pertaining to the Internet. In addition, there are a number of legislative and requirements regarding children’s privacy, copyrights and taxation. Other laws or regulations may be adopted with respect to online content regulation, user privacy, pricing, restrictions on email solicitations, taxation and quality of products and services. Any new legislation or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet, which could in turn decrease the demand for our service, increase our cost of doing business or otherwise have a material adverse effect on our prospects and revenues.

Research and Development Activities

We have not incurred any research and development expenditures since our inception.

Patents and Trademarks

We do not own, either legally or beneficially, any patents. We currently own the following trademarks in India: (i) “Live Tutor” under trademark number 1745989; and (ii) “Smartlinx” under trademark number 1479330.

Employees

Other than our executive officers and directors, we have fifteen (15) employees.

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

We have an operating deficit and have incurred losses since inception.

To date, our operations have not been profitable. We have not earned any significant revenues to date and there is no assurance that we will be able to do so in the near future. In addition there is no assurance that our ongoing expenditures will exceed our estimates over the next twelve months. We may never be able to achieve profitability.

In addition, we do not currently have the financial resources to complete our plan of operation over the next twelve months. Accordingly, we will need to obtain additional financing in order to meet our financial obligations over the next twelve months. However, there is no assurance that we will be able to obtain additional financing. If further financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operations will be substantially limited and investors may lose a substantial portion or all of their investment.

We have limited operating history and as a result there are risks of a new business venture.

Smartlinx VoIP was formed on November 3, 2006 and, as such, it has a very short operating history upon which future performance may be assessed.

Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove to be successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

We are reliant on our agreement with BSNL to generate customers for Live Tutor. If BSNL terminates its agreement with us, our business may fail.

On January 27, 2009, we entered into an agreement with BSNL to provide Live Tutor to the customers of BSNL. Under the terms of the agreement, we are required to meet certain rollout obligations and to pay BSNL forty percent (40%) of our gross revenues for tutoring services providing to students in India and twenty percent (20%) of our gross revenues for tutoring services provided to overseas students. If we are unable to meet these obligations to BSNL, BSNL may terminate its agreement with us. Termination of the agreement may cause us to lose a substantial majority of our customer base and cause our business to fail.

Our VoIP Technical Support services are reliant on hiring and retaining qualified IT personnel. If we are unable to hire or retrain qualified IT personnel, our business may fail.

Our business is reliant on our ability to attract, train, retain and motivate qualified IT personnel. In the current marketplace, there is significant competition to retain qualified IT personnel. There is also a shortage of qualified personnel in this field and we compete with other companies the limited number of IT personnel. If we are unable to hire or retain qualified IT personnel, our business may fail.

Our promotion and marketing of our websites may not result in generation of significant revenue which may cause our business to fail.

We believe that successful marketing, development and promotion of our websites are crucial to our success in attracting business. If our marketing and promotion is not successful in developing strong public recognition of our websites, then we may not be able to earn significant revenues and our business may fail.

Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients which may result in our going out of business and for our stockholders to lose their investment.

We may be required to collect and store sensitive data in connection with our services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. If any person, including any of our employees, penetrates our network security or otherwise misappropriates sensitive data, we could be subject to liability for breaching contractual confidentiality provisions and/or privacy laws, which would devastate our business, and may result in stockholders losing their investment.

Competition in the tutoring industry and the VoIP technical support industry is intense and our competitors have greater financial resources and development capabilities than we have, and we may not have the resources necessary to successfully compete with them.

Our business plan involves providing online tutoring services and VoIP technical support. These business areas are highly competitive. There are numerous companies that provide online tutoring services and/or VoIP technical support that compete in this market, most of whom have greater financial resources and more expertise in this business than we do. Our ability to develop our business will depend on our ability to successfully market our services in this highly competitive environment. We cannot guarantee that we will be able to do so successfully.

Our products may become obsolete and unmarketable if we are unable to respond adequately to rapidly changing technology and customer demands.

Our products may quickly become obsolete and unmarketable. Our future success will depend on our ability to adapt to technological advances, anticipate customer demands, develop new products and enhance our current products on a timely and cost-effective basis. We may be unsuccessful in responding to technological developments and changing customer needs. In addition, our applications and services offerings may become obsolete due to the adoption of new technologies or standards.

We may experience technical or other difficulties that could delay or prevent the development, introduction or marketing of new products or enhanced versions of existing products. Also, we may not be able to adapt new or enhanced services to emerging industry standards, and our new products may not be favorably received by our target market.

The loss of our executive officers or directors, could adversely affect our business.

Our success depends largely upon the efforts, abilities, and decision-making of our sole executive officers and directors. The loss of any of these individuals would have an adverse effect on our business prospects. We do not currently maintain "key-man" life insurance and there is no contract in place assuring the services our executive officers and directors for any length of time. In the event that we should lose our sole officer or directors and we are unable to find suitable replacements, we may not be able to develop our business, in which case investors might lose all of their investment.

One stockholder owns a majority of our common stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Citiglobal Ltd. owns 35,775,000 common shares and holds a warrant to acquire 11,475,000 shares at an exercise price of $0.0074 per share until October 6, 2011. Accordingly, Citiglobal beneficially owns approximately 67.0% of our issued and outstanding common stock. Accordingly, our majority shareholder may exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

If we issue additional shares of common stock in the future this may result in dilution to our existing stockholders.

Our board of directors has the authority to issue additional shares of common stock up to the authorized capital stated in the articles of incorporation. Our board of directors may choose to issue some or all of such shares to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. It will also cause a reduction in the proportionate ownership and voting power of all other stockholders.

The trading price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTC Bulletin Board under the symbol "SMLK.” Companies quoted on the OTC Bulletin Board have traditionally experienced extreme price and volume fluctuations. In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance. Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. In addition, to date, there has been no trading volume for our shares on the OTC Bulletin Board. As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire that a price equal or greater than the price paid by the investor.

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

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

Our principal office is located at 1400 Kennedy Blvd., Union City, New Jersey 07087.

We also have an operations office located at 5-9-22, 3rd Floor, My Home Sarovar Plaza, Secretariat Road, Saifabad, Hyderabad – 500 063, India, consisting of approximately 960 square feet, which we rent at a cost of Rs. 49,440 (approximately $1,000 US) per month.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended August 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock currently trade on the OTC Bulletin Board under the symbol “SMLK.” Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “CGNV” on April 4, 2006. Although our shares are quoted on the OTC Bulletin Board, the high and low bid information of our common stock for the years ended August 31, 2009 and 2008 was not available from the OTC Bulletin Board.

Holders

As of December 7, 2009, there were 59,085,000 shares of our common stock issued and outstanding that are held of record by 17 registered stockholders. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or Bylaws. Our governing statute, Chapter 78 of the Nevada Revised Statute (“NRS”), does provide limitations on our ability to declare dividends. Section 78.288 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Recent Sales Of Unregistered Securities

On November 24, 2009, we completed a private placement offering of 360,000 Units for proceeds of $200,000. Each Unit consists of one share of our common stock and one share purchase warrant, with each warrant entitling the holder to purchase one additional share of our common stock at a price of $0.60 per share until November 23, 2011.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Overview

We plan to launch Live Tutor as a value added service of BSNL, which will provide us with the brand image of BSNL and the use of its network. We plan to initially target the existing subscribers of BSNL in the southern states of Andhra Pradish, Tamilmadu, Karnataka and Kerala. These states of India represent almost 50% of the existing subscriber base of BSNL.

Subject to our ability to obtain additional financing, we plan to launch our Kindergarten to Grade 12 service during the third quarter of our fiscal year ending March 31, 2010. If successful, we plan to implement our vocational education, higher education and value added services in the first quarter of our 2011 fiscal year.

The following table sets out our anticipated launch dates in the following states of India.

State	K12 Qtr/Year	Vocational Qtr/Year	Higher Education Qtr/Year	VAS Qtr/Year
Andhra Pradesh	III, 09-10	I, 10-11	I, 10-11	I, 10-11
Tamilnadu	III, 09-10	I, 10-11	I, 10-11	I, 10-11
Karnataka	III, 09-10	I, 10-11	I, 10-11	I, 10-11
Kerala	III, 09-10	I, 10-11	I, 10-11	I, 10-11
International	IV, 09-10	I, 10-11	I, 10-11	I, 10-11
Maharashtra	I, 10-11	I, 10-11	I, 10-11	I, 10-11
Goa	I, 10-11	I, 10-11	I, 10-11	I, 10-11
Gujarat	I, 10-11	I, 10-11	I, 10-11	I, 10-11
Rajasthan	I, 10-11	I, 10-11	I, 10-11	I, 10-11
Madhya Pradesh	I, 10-11	I, 10-11	I, 10-11	I, 10-11
Haryana	II, 10-11	II, 10-11	II, 10-11	II, 10-11
Punjab	II, 10-11	II, 10-11	II, 10-11	II, 10-11
Delhi	II, 10-11	II, 10-11	II, 10-11	II, 10-11
Himachal Pradesh	II, 10-11	II, 10-11	II, 10-11	II, 10-11
Jammu & Kashmir	II, 10-11	II, 10-11	II, 10-11	II, 10-11
Uttaranchal	II, 10-11	II, 10-11	II, 10-11	II, 10-11
Uttar Pradesh	II, 10-11	II, 10-11	II, 10-11	II, 10-11
Bihar	II, 10-11	II, 10-11	II, 10-11	II, 10-11

In order to facilitate the expansion of our customer base, we plan to form relationships in each of the BSNL telecom’s district in order to promote our service and assist us in the registration and retention of customers. We anticipate that our promotional plan will utilize the network and brand name of BSNL. We also anticipate that we will be relying on the BSNL customer care centers and BSNL officials for public relations and other media interactions.

Development of our Live Tutor Services

In addition to the anticipated launch of Live Tutor in the states listed above, we also plan on further developing our Live Tutor services as follows:

1.

Upgrade Web Interface: We plan to develop Live Tutor’s web interface in order to meet various business processing requirements. We anticipate that this will assist students and teachers in a seamless delivery of content.

2.

New Delivery System: Our current delivery system for our Live Tutor services is the video phone. However, we plan to develop a new delivery system that includes video, voice and whiteboard features called “Live Tutor Connect”. Live Tutor Connect is an application that allows for hosting live interactive virtual classes, which allows instructors to interact with students through audio-video, chat, questions and answers, share presentations, documents and desktops screens online. Live Tutor Connect is a Windows based custom-built application software, tightly integrated to Live Tutor Learning Management System and is designed to work even in low bandwidth conditions without having a need for expensive leased lines for Internet access.

3.

Learning Management System: We plan on developing our Live Tutor Learning Management System (“LMS”) in order to manage the delivery of tutoring services to students. Live Tutor LMS allows us to create learning programs, manage schedules, maintain a learning calendar and store data. In addition, we anticipate that our Live Tutor LMS will integrate with Live Tutor Connect under a single login for registered users to access data, attend classes, manage content and interact with peers. Live Tutor LMS is customized and enhanced implementation of the open source MOODLE platform. MOODLE is an open source software for producing internet based courses and web sites.

4.	Research & Development: We plan to continue research and development in order to make Live Tutor compatible with current technological trends and any future technology changes, including:

  Devices – Mobile handsets, handheld PDA’s, net books;

  Compatibility with new operating systems on personal computers and other delivery devices;

  Deliver learning on low cost PC’s and thin clients;

  Operate on low bandwidths; and

  Operate on 3G and other wireless networks.

Cash Requirements Over The Next Twelve Months

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over the Next Twelve Months
Capital Expenditure	$700,000
Research and Development	$300,000
Product Launch Expense	$250,000
General and Administrative(1)	$870,000
TOTAL	$2,120,000

Notes:
(1)	Includes legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934.

Our cash on hand as of September 30, 2009 is $20,286. As such, we do not have sufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Smartlinx Inc. (formerly Cignus Ventures Inc.) (the “Company”) acquired Smartlinx VoIP Networks Private Limited (“Smartlinx VoIP”), a company incorporated under the laws of India, on October 7, 2009. The acquisition of Smartlinx VoIP is treated as a reverse acquisition for accounting purposes. As the acquisition occurred subsequent to our fiscal year ended August 31, 2009 financial information for Smartlinx VoIP will not be included in this Annual Report.

Summary of Year End Results
			Percentage
	Year Ended	Year Ended	Increase /
	August 31, 2009	August 31, 2008	(Decrease)
Revenue	$--	$--	n/a
Expenses	(71,743)	(56,579)	26.8%
Net Loss	(71,743)	$(56,579)	26.8%

Revenues

During the year ended August 31, 2009, we did not earn any revenues. Our ability to earn revenues will be dependent on Smartlinx VoIP generating significant revenues from its services.

Operating Expenses

The major components of our expenses for the years ended August 31, 2009 and 2008 are outlined in the table below:

			Percentage
	Year Ended	Year Ended	Increase /
	August 31, 2009	August 31, 2008	(Decrease)
Amortization	$44	$538	91.8%
Interest – Loans	4,348	2,115	105.6%
Mineral Property Exploration Costs	-	1,752	(100)%
Office and Sundry	3,032	3,929	(22.8)%
Professional Fees	58,501	45,091	29.7%
Transfer and Filing Fees	5,818	3,154	84.5%
Total Expenses	$71,743	$56,579	26.8%

The increase in our expenses was primarily a result of an increase in professional fees, transfer and filing fees and the accrual of interest on loans made to us during the year ended August 31, 2009.

Professional fees consist of legal and accounting fees in connection with: (i) our acquisition of Smartlinx VoIP, and (ii) meeting our ongoing reporting requirements under the Exchange Act.

The decrease in mineral property exploration costs is due to the fact that we allowed our interests in our previous mineral properties to lapse in order to avoid ongoing costs related to holding the properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended	Year Ended
	August 31, 2009	August 31, 2008
Net Cash (Used In) Provided By Operating Activities	$(34,973)	$(18,206)
Net Cash Used In Investing Activities	(12,500)	-
Net Cash Provided By Financing Activities	67,550	18,000
Net Increase (Decrease) in Cash During Period	$20,077	$(206)

Working Capital
			Percentage
	At August 31, 2009	At August 31, 2008	Increase / (Decrease)
Current Assets	$20,286	$209	9,606.2%
Current Liabilities	(173,914)	(114,638)	51.7%
Working Capital Deficit	$(153,628)	$(114,429)	34.3%

We had cash on hand of $20,286 and a working capital deficit of $153,628 as of August 31, 2009 compared to a working capital deficit of $114,429 as of August 31, 2008. Our working capital deficit increased due to the fact that: (i) our accounts payable increased due to our lack of capital to meet our ongoing reporting requirements, and (ii) our sole source of financing came in the form of short term loans and equity financings.

During the year ended August 31, 2009, we received loans totaling $22,550 from a shareholder. The loans are unsecured, bear interest at a rate of 10% and are due on demand.

Subsequent to the year ended August 31, 2009, we completed the following equity financings:

(a)

on September 30, 2009, we issued 6,750,000 post split units for proceeds of $50,000. Each unit consists of one share and one warrant, with each warrant entitling the holder to purchase an additional share of common stock at a price of $0.0074 per share until September 29, 2011.

(b)

on November 24, 2009, we issued 360,000 post-split units for proceeds of $200,000. Each unit consists of one share and one warrant, with each warrant entitling the holder to purchase an additional share of common stock at a price of $0.60 per share until November 23, 2011.

Financing Requirements

As at August 31, 2009, we had cash in the amount of $20,286. Our current operating funds are not sufficient to meet our current obligations. Therefore, we will need to obtain additional financing in order to continue our operations. We also require additional financing to sustain our business operations if we are not successful in earning revenues.

From inception on March 10, 2005 to August 31, 2009, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. Since our inception, we have suffered aggregate losses in the amount of $316,128 and net cash outflows from operations and are dependent upon obtaining financing to meet our current obligations. We expect to continue to incur substantial losses until we complete the development of our business. For these reasons, our auditors stated in their report to our audited financial statements for the year ended August 31, 2009 that they have substantial doubt that we will be able to continue as a going concern. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned exploration activities.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited Annual Financial Statements, including:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as at August 31, 2009 and 2008;

3.	Consolidated Statements of Operations for the years ended August 31, 2009 and 2008, and accumulated from inception on March 10, 2005 to August 31, 2009;

4.	Consolidated Statements of Cash Flows for the years ended August 31, 2009 and 2008, and accumulated from inception on March 10, 2005 to August 31, 2009;

5.	Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from inception through August 31, 2009; and

6.	Notes to the Consolidated Financial Statements.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2009 and 2008
(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Smartlinx Inc. (formerly Cignus Ventures Inc.)

We have audited the accompanying consolidated balance sheets of Smartlinx Inc. (formerly Cignus Ventures Inc.) as at August 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from inception on March 10, 2005 to August 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at August 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from inception on March 10, 2005 to August 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has been suffering recurring losses from operations and has working capital deficit as of August 31, 2009 and 2008.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regards to these matters are discussed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Accountants

December 15, 2009

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	AUGUST 31,	AUGUST 31,
	2009	2008

ASSETS

Current Assets
Cash	$20,286	$209

Total Current Assets	20,286	209

Advance to Smartlinx VOIP Networks Private Limited (Note 1)	12,500	-

Office Equipment, net (Note 4)	-	44

Total Assets	$32,786	$253

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$106,658	$74,195
Accounts payable and accrued liabilities –related party (Note 6)	6,743	6,828
Loans payable -stockholder (Note 6)	60,513	33,615

Total Current Liabilities	173,914	114,638

Stockholders’ Deficiency
Common stock (Note 7)
Authorized:
270,000,000 common shares with a par value of $0.001 per share
100,000,000 preferred shares with a par value of $0.001 per share
Issued and outstanding:
43,200,000 common shares at August 31, 2009 and 2008	16,000	16,000
Additional paid-in capital	114,000	114,000
Subscriptions received	45,000	-
Deficit accumulated during the exploration stage	(316,128)	(244,385)

Total Stockholders’ Deficiency	(141,128)	(114,385)

Total Liabilities and Stockholders’ Deficiency	$32,786	$253

Subsequent Events (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
			INCEPTION
	YEAR	YEAR	(MARCH 10,
	ENDED	ENDED	2005) TO
	AUGUST 31,	AUGUST 31,	AUGUST 31,
	2009	2008	2009

EXPENSES

Amortization	$44	$538	$1,613
Incorporation costs	-	-	1,271
Interest -loans	4,348	2,115	6,463
Management fees	-	-	44,100
Mineral property exploration costs	-	1,752	18,322
Office and sundry	3,032	3,929	21,994
Professional fees	58,501	45,091	199,984
Transfer and filing fees	5,818	3,154	16,828
Travel and promotion	-	-	5,553

LOSS BEFORE INCOME TAXES	71,743	56,579	316,128

Provision for income taxes	-	-	-

NET LOSS	$71,743	$56,579	$316,128

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	43,200,000	43,200,000

The accompanying notes are an integral part of these consolidated financial statements.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
			AMOUNTS
			FROM
			INCEPTION
	YEAR	YEAR	(MARCH 10,
	ENDED	ENDED	2005) TO
	AUGUST 31,	AUGUST 31,	AUGUST 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(71,743)	$(56,579)	$(316,128)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	44	538	1,613
Changes in non-cash working capital items:
Increase in accounts payable and accrued liabilities	32,463	33,892	106,658
Increase (decrease) in accounts payable and accrued liabilities
– related party	(85)	1,828	6,743
Increase in accrued interest payable	4,348	2,115	6,463

Net cash used in operating activities	(34,973)	(18,206)	(194,651)

CASH FLOWS FROM INVESTING ACTIVITIES

Office equipment purchase	-	-	(1,613)
Advance to Smartlinx VOIP Networks Private Limited	(12,500)	-	(12,500)

Net cash used in investing activities	(12,500)	-	(14,113)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash	-	-	130,000
Subscriptions received	45,000		45,000
Proceeds from loans payable -stockholder	22,550	18,000	54,050

Net cash provided by financing activities	67,550	18,000	229,050

NET INCREASE (DECREASE) IN CASH	20,077	(206)	20,286

CASH, BEGINNING OF PERIOD	209	415	-

CASH, END OF PERIOD	$20,286	$209	$20,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:

Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

PERIOD FROM INCEPTION (MARCH 10, 2005) TO AUGUST 31, 2009
(Stated in U.S. Dollars)

	COMMON STOCK				DEFICIT
					ACCUMULATED
			ADDITIONAL		DURING THE
			PAID-IN	SUBSCRIPTIONS	EXPLORATION
	SHARES	AMOUNT	CAPITAL	RECEIVED	STAGE	TOTAL
Sale of common stock for cash at $0.00037 per share, March 21, 2005 (inception)	27,000,000	$10,000	$-	$-	$-	$10,000
Sale of common stock for cash at $0.0074 per share, May 31, 2005	16,200,000	6,000	114,000	-	-	120,000
Net loss for the period	-	-	-	-	(38,626)	(38,626)
Balance, August 31, 2005	43,200,000	16,000	114,000	-	(38,626)	91,374
Net loss for the year	-	-	-	-	(96,995)	(96,995)
Balance, August 31, 2006	43,200,000	16,000	114,000	-	(135,621)	(5,621)
Net loss for the year	-	-	-	-	(52,185)	(52,185)
Balance, August 31, 2007	43,200,000	16,000	114,000	-	(187,806)	(57,806)
Net loss for the year	-	-	-	-	(56,579)	(56,579)
Balance, August 31, 2008	43,200,000	16,000	114,000	-	(244,385)	(114,385)
Subscriptions received	-	-	-	45,000	-	45,000
Net loss for the year	-	-	-	-	(71,743)	(71,743)
Balance, August 31, 2009	43,200,000	$16,000	$114,000	$45,000	$(316,128)	$(141,128)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009
(Stated in U.S. Dollars)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Smartlinx Inc. (formerly Cignus Ventures Inc.) (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 10, 2005. On March 21, 2005, the Company formed a wholly-owned subsidiary, known as CVI Exploration Ltd. (“CVI”), a company incorporated in British Columbia, Canada. The Company and CVI were formed for the purpose of acquiring exploration and development stage natural resource properties. The Company is considered to be in the exploration stage as it has not yet generated any revenue from its operations. During the year ended August 31, 2008 and 2009, the Company did not renew its three mineral claims. The Company is in the process of reorganizing its business.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, CVI. All significant inter-company balances and transactions have been eliminated on consolidation.

The Company is considered to be in the development stage. The accompanying financial statements represent those of a development stage enterprise and therefore, are subject to the usual business risks of development stage companies. The Company has not yet generated any revenue from operations.

Subsequent to year-end, on October 7, 2009, the Company completed a Share Purchase Agreement (the “Share Purchase Agreement”) dated August 20, 2009 with Smartlinx VOIP Networks Private Limited (“Smartlinx”), Smartlinx Acquisition Corp. (“Cignus Sub”), David K. Ryan, the sole executive officer and director of Smartlinx at the time of entering into the Share Purchase Agreement, and Citiglobal Ltd. (“Citiglobal”), the sole shareholder of Smartlinx. Under the terms of the Share Purchase Agreement, Citiglobal transferred to Cignus Sub all of its rights, title and interest in and to Smartlinx. In consideration for Smartlinx, the Company issued to Citiglobal:

(a) 8,775,000 shares of its common stock
(b) warrants to acquire 11,475,000 shares of its common stock at an exercise price of $0.02 per share until October 6, 2011.

Concurrently, Citiglobal purchased 27,000,000 shares of the Company’s common stock from Mr. Ryan for aggregate proceeds of $10,000. Completion of the acquisition resulted in the former sole shareholder of Smartlinx holding the majority of the Company`s issued and outstanding common stock. During the year ended August 31, 2009, the Company advanced $12,500 to Smartlinx. The advance is non-interest bearing and due on demand.

Smartlinx was incorporated under the Companies Act of India and is in the business of providing support services to a related party who provides broadband Voice over Internet Protocol (“VoIP”) telephone services. Smartlinx has also been selling the equipment related to the VoIP telephone services. All of Smartlinx’s current operations are in India.

On October 13, 2009, the Company changed its name to Smartlinx Inc. To effect the Name Change, the Company completed a merger of Cignus Sub, with and into the Company, with Smartlinx Inc. continuing as the sole surviving entity.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009
(Stated in U.S. Dollars)

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

As shown in the accompanying consolidated financial statements, the Company has incurred a deficit of $316,128 for the period from inception (March 10, 2005) to August 31, 2009 and has no revenue. The operations of the Company have primarily been funded by the sale of common stock and loans payable. Continued operations of the Company are dependent on the Company’s ability to complete equity financings, obtain additional loans or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings and loans payable. Such financings or loans payable may not be available or may not be available on reasonable terms to the Company.

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

The Company considers cash held at banks and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At August 31, 2009 and 2008, the Company had no cash equivalents.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(d)	Office equipment

Office equipment consisting of computer hardware is recorded at cost and is being amortized using the straight-line method over its estimated useful life of 3 years. Maintenance and repairs are expensed as incurred while betterment or renewals are capitalized.

	(e)	Accounting for the impairment of long-lived assets and long-lived assets to be disposed of

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

	(f)	Income taxes

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

	(g)	Fair value of financial instruments

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

	(h)	Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As at August 31, 2009 and 2008 there were no potentially dilutive instruments outstanding.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Development stage

The Company is a development stage company as defined in Accounting Standards Codificiation (“ASC”) 205-915-20 formerly in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it is devoting substantially all of its efforts to establish a new business and planned principal operations have not commenced.

	(j)	Concentration of credit risk

Cash is the only financial instrument that potentially subjects the Company to concentration of credit risk. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

	(k)	Recent accounting pronouncements

During the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles in accordance with FASB ASC Topic 105,”Generally Accepted Accounting Principles”(the Codification). The Codification has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Effective with the Company’s adoption on July 1, 2009, the Codification has superseded all prior non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. As the adoption of the Codification only affected how specific references to GAAP literature have been disclosed in the notes to the Company’s financial statements, it did not result in any impact on the Company’s results of operations, financial condition, or cash flows.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third- party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its financial position and results of operations.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009
(Stated in U.S. Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(k)	Recent accounting pronouncements (continued)

ASC 855-10-20, “Subsequent Events” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for the Company’s third quarter ended May 31, 2009 and the adoption did not have an impact on the financial statements. See Note 9 for the required disclosures.

In April 2009, the FASB issued ASC 820-10-65 formerly FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). This provides significant guidance for determining when a market has become inactive as well as guidance for determining whether transactions are not orderly. It also provides guidance on the use of valuation techniques and the use of broker quotes and pricing services. It reiterates that fair value is based on an exit price and also that fair value is market-driven and not entity-specific. The accounting standard of codification applies to all assets and liabilities within the scope of ASC 820 and is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 320-10-65, formerly FASB Staff Position FAS 115-2, FAS 124- 2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). This accounting standard provides guidance related to determining the amount of an other- than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements. It is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 320-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

In April 2009, the FASB issued ASC 825-10-65, formerly FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This ASC is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

	(l)	Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009
(Stated in U.S. Dollars)

4.	OFFICE EQUIPMENT

	August 31,	August 31,
	2009	2008

Computer equipment	$1,613	$1,613
Accumulated depreciation	(1,613)	(1,569)

Net book value	$-	$44

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

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009
(Stated in U.S. Dollars)

5	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended August 31, 2009 and 2008, and differed from the amounts computed by applying the United States of America federal income tax rate of 34% percent to pretax losses from development stage activities as a result of the following:

	Year Ended	Year Ended
	August 31,	August 31,
	2009	2008

Loss for the year	$(71,743)	$(56,579)

Computed expected tax benefit	(24,393)	(19,237)
Increase in valuation allowance	24,393	19,237

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at August 31, 2009 and 2008, is presented below:

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	(107,473)	(83,080)
Valuation allowance	107,743	83,080
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of August 31, 2009 and 2008 was $107,743 and $83,080, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

A summary of loss carry forwards and year of expiration at August 31, 2009, is as follows:

	Amount	Expiration

2005	$(38,626)	2025
2006	(96,995)	2026
2007	(52,185)	2027
2008	(56,579)	2028
2009	(71,743)	2029

Total loss carry forwards	$(316,128)

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009
(Stated in U.S. Dollars)

6.	RELATED PARTY TRANSACTIONS

Accounts payable and accrued liabilities

At August 31, 2009 and 2008 included in accounts payable and accrued liabilities –related party is $6,743 and $6,828 owed to an officer and director of the Company. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Loans payable

During the year ended August 31, 2007, two non-interest bearing loans were granted from a stockholder totaling $13,500. The loans are unsecured and due on demand. On December 31, 2007, the Company agreed to begin paying interest on these loans at 10% per annum. During the year ended August 31, 2008, several additional loans were granted from the same stockholder totaling $18,000. During the year ended August 31, 2009, several additional loans were granted from the same stockholder totaling $22,550. The loans are unsecured, bear interest at 10% per annum and are due on demand. Interest expense included in the statement of operations for the year ended August 31, 2009 and 2008 totaled $4,348 and $2,115, respectively.

7.	COMMON STOCK

The Company’s articles of incorporation allow it to issue up to 270,000,000 shares of common stock, par value $0.001 and 100,000,000 shares of preferred stock, par value $0.001. Effective October 13, 2009, the Company effected a stock split of its common stock by issuing 2.7 new shares for every one old share. Except as otherwise stated to the contrary in these financial statements, all references to shares and prices per share have been adjusted to give retroactive effect to the stock split.

On March 21, 2005, the Company issued 27,000,000 (10,000,000 before split) shares of its common stock at $0.001 per share in a private placement transaction.

On May 31, 2005, the Company issued 16,200,000 (6,000,000 before split) shares of its common stock at $0.02 per share in a private placement transaction.

8.	SEGMENT INFORMATION

The Company’s operations will be conducted in one reportable segment being the business of providing technical support and back office services for Voice Over Internet Protocol (“VOIP”) and on-line tutoring services in India.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009
(Stated in U.S. Dollars)

9.	SUBSEQUENT EVENTS

On September 30, 2009 the Company issued 6,750,000 units at a price of $0.0074 per unit, for aggregate proceeds of $50,000 in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.0074 per share for a period of two years from the date of closing.

On October 7, 2009, the Company completed a Share Purchase Agreement (the “Share Purchase Agreement”) dated August 20, 2009 with Smartlinx VOIP Networks Private Limited (“Smartlinx”), Smartlinx Acquisition Corp. (“Cignus Sub”), David K. Ryan, the sole executive officer and director of Smartlinx at the time of entering into the Share Purchase Agreement, and Citiglobal Ltd. (“Citiglobal”), the sole shareholder of Smartlinx. Under the terms of the Share Purchase Agreement, Citiglobal transferred to Cignus Sub all of its rights, title and interest in and to Smartlinx. In consideration for Smartlinx, the Company issued to Citiglobal:

(a) 8,775,000 shares of its common stock
(b) warrants to acquire 11,475,000 shares of its common stock at an exercise price of $0.0074 per share until October 6, 2011.

Concurrently, Citiglobal purchased 27,000,000 shares of the Company’s common stock from Mr. Ryan for aggregate proceeds of $10,000. Completion of the acquisition resulted in the former sole shareholder of Smartlinx holding the majority of the Company`s issued and outstanding common stock.

On October 13, 2009, the Company changed its name to Smartlinx Inc. To effect the Name Change, the Company completed a merger of Cignus Sub, with and into the Company, with Smartlinx Inc. continuing as the sole surviving entity.

On November 24, 2009 the Company issued 360,000 units at a price of $0.5555 per unit, for aggregate proceeds of $200,000 in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of the Company’s common stock at a price of $0.60 per share for a period of two years from the date of closing.

There were no further subsequent events as of December 15, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended August 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Adoption of Audit Committee Charter

On December 10, 2009, we adopted an Audit Committee Charter which provides appropriate guidance to audit committee members as to their duties. The audit committee functions are performed by our Board of Directors. Our audit committee is responsible for:

1.	Selection and oversight of our independent accountant;
2.	Establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and audit matters;
3.	Establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and audit methods;

4.	Engaging outside advisors; and
5.	Funding for the outside auditor and any outside advisors engaged by the audit committee.

Our Audit Committee Charter is attached as an exhibit to this Annual Report on Form 10-K for the year ended August 31, 2009.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth information regarding our executive officers and directors:

Name	Age	Positions
Abraham Joy	34	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Job Thomas	46	Director
Sunder Raj	46	Director

Set forth below is a brief description of the background and business experience of each of the listed executive officers and directors for at least the past five years.

Abraham Joy was appointed as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and as a member of our Board of Directors on October 7, 2009. Mr. Joy is a managing director of ETC Investments & Consulting Pvt. Ltd. in India. He is also an independent Consultant for International Project Development. Prior to working at ETC Investments & Consulting Pvt. Ltd. in India, Mr. Joy was a management director of ETC GmbH, in Germany. Mr. Joy started his career in Human Resources Training at Warner Bros. Movie World, Germany after obtaining a Business Management education from the International Business School in Lippstadt, Germany and West Virginia University, USA.

Job Thomas was appointed as a member of our Board of Directors on October 7, 2009. Mr. Thomas has over 25 years of IT exposure and has worked in various managerial positions. Prior to closing of the acquisition, Mr. Thomas is currently a director and the Chief Operating Officer of Smartlinx. Prior to his appointment to Smartlinx, Mr. Thomas was the regional business systems manager of Hindustan Coca-Cola Bottling Company Limited, India. Mr. Thomas obtained a Bachelor of Science (Mathematics) from Calicut University in 1983 and a PG Diploma (Personnel Management & Industrial Relations) from St. Joseph’s College of Business Administration in 1985.

Sunder Raj was appointed as a member of our Board of Directors on October 7, 2009. Mr. Raj is currently a director of Smartlinx. In 1986, Mr. Raj co-founded CS Software Enterprise Limited and acted as Executive Director and CEO. During his tenure as CS Software Enterprise Limited, Mr. Raj was responsible for the overall business strategy, developing business plans and goals and management of project teams. Mr. Raj obtained a Bachelor of Engineering from Osmania University in 1983 and a Master of Technology in Electrical Engineering from the Indian Institute of Technology in 1985.

Term of Office

Members of our board of directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Nevada Revised Statutes (the “NRS”). Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Committees of the Board Of Directors

Our audit committee presently consists of our directors and officers. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Our board of directors perform the functions of a nominating committee and oversees the process by which individuals may be nominated to our board of directors. The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate nominating committee consisting of independent directors, if the number of our directors is expanded.

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

Compliance With Section 16(A) Of The Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, we believe that, during the year ended August 31, 2009, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended August 31, 2009 and 2008:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualifie d Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Abraham Joy(1) CEO, CFO, President, Secretary, Treasurer and Director	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
David K. Ryan(2) Former President, Former Secretary, Former Treasurer, Former CEO & Former CFO and Former Director	2009 2008	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Notes:

(1)	Abraham Joy was appointed as our CEO, CFO, President, Secretary, Treasurer and a Director on October 7, 2009. Pursuant to the terms of a verbal agreement, we pay Mr. Joy $5,000 per month.

(2)	David K. Ryan resigned as our CEO, CFO, President, Secretary, Treasurer and a Director on October 7, 2009.

Outstanding Equity Awards At Fiscal Year End

As at August 31, 2009, we had no outstanding equity awards.

Director Compensation

The following table sets forth the compensation paid to our directors during our August 31, 2009 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2). Compensation paid to directors who were also named executive officers during our August 31, 2009 fiscal year is set out in the tables above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Job Thomas(1)	$0	$0	$0	$0	$0	$0	$0
Sunder Raj(2)	$0	$0	$0	$0	$0	$0	$0

Notes:
(1)

Job Thomas Thekkekkara was appointed as a member of our Board of Directors on October 7, 2009. Pursuant to the terms of an employment agreement between Mr. Thomas and Smartlinx, Mr. Thomas is paid Rs. 1,140,000 (approximately $22,800) per annum.

(2)

Nyayapathi Sunder Raj was appointed as a member of our Board of Directors on October 7, 2009. Pursuant to the terms of an employment agreement between Mr. Raj and Smartlinx, Mr. Raj is paid Rs. 360,000 (approximately $7,200) per annum.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 7, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Abraham Joy Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	Nil (2)	Nil
Common Stock	Job Thomas Thekkekkara Director	Nil(3)	Nil
Common Stock	Nyayapathi Sunder Raj Director	Nil(4)	Nil
Common Stock	All Officers and Directors as a Group (3 persons)	Nil	Nil
5% STOCKHOLDERS
Common Stock	Citiglobal Ltd. 6th Floor, Newton Tower Sir William Newton Street, Port Louis, Republic of Mauritius	47,250,000(5) (direct)	67.0%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of December 7, 2009. As at December 7, 2009, we have 59,085,000 shares of common stock issued and outstanding.

(2)	Mr. Joy owns an 8% interest in Citiglobal. As such, Mr. Joy does not have any voting or investment power over the shares owned by Citiglobal.

(3)	Mr. Thomas owns a 8% interest in Citiglobal. As such, Mr. Thomas does not have any voting or investment power over the shares owned by Citiglobal.

(4)	Mr. Raj owns a 8% interest in Citiglobal. As such, Mr. Raj does not have any voting or investment power over the shares owned by Citiglobal.

(5)

Those shares denoted as being beneficially owned by Citiglobal Ltd. consists of: (i) 35,775,000 shares of common stock; and (ii) warrants to purchase 11,475,000 shares of common stock at an exercise price at an exercise price of $0.0074 per share until October 6, 2011.

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, none of the following parties has, in the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; and
  Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

Acquisition of Smartlinx

Under the terms of the Share Purchase Agreement, we issued 3,250,000 pre-split (8,775,000 post-split) shares of our common stock and 4,250,000 pre-split (11,475,000 post-split) warrants to Citiglobal, a beneficial holder of more than five percent of our outstanding shares, for all the issued and outstanding shares of Smartlinx. In addition, Mr. Ryan, our former sole executive officer and director, transferred 10,000,000 pre-split (27,000,000 post-split) shares of common stock owned by him to Citiglobal for an aggregate purchase price of $10,000.

Our executive officers and directors own an interest in Citiglobal as follows: (i) Mr. Joy owns an 8% interest in Citiglobal; (ii) Mr. Thomas owns a 8% interest in Citiglobal; and (iii) Mr. Raj owns a 8% interest in Citiglobal. Accordingly, none of our directors or officers have any voting or investment power over the shares of our common stock owned by Citiglobal.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. In applying this definition, we have determined that Mr. Thomas and Mr. Raj are independent directors. Mr. Joy, our sole executive officer, does not qualify as an independent member of our Board of Directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended August 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows.

	Year Ended August 31, 2009	Year Ended August 31, 2008

Audit Fees	$12,000	$13,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$13,500

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated September 14, 2009 between the Company (as parent surviving company) and Smartlinx Acquisition Corp. (as subsidiary merging entity).(6)
3.1	Articles of Incorporation.(1)
3.2	Certificate of Merger.(6)
3.3	Articles of Merger between the Company (as surviving entity) and Smartlinx Acquisition Corp. (as merging entity), with surviving entity changing its name to “Smartlinx Inc.”.(6)
3.4	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Interim Agreement dated June 29, 2009 between the Company and Smartlinx VOIP Networks Private Limited.(3)
10.2	Share Purchase Agreement dated August 20, 2009 among Smartlinx VOIP Networks Private Limited, the Company, Smartlinx Acquisition Corp., David K. Ryan and Citiglobal Ltd.(4)
10.3

Agreement for Provision of Video Tutor Services to Broadband Subscribers of BSNL dated January 27, 2009 between Smartlinx VOIP Networks Private Limited and the Broadband Subscribers of Bharat Sanchar Nigam Limited.(5)

10.4	Loan Agreement dated November 20, 2006 between Nettlinx Limited and Smartlinx VOIP Networks Private Limited.(5)
10.5	Employment Agreement dated June 1, 2009 between Smartlinx VOIP Networks Private Limited and Sunder Raj Nyayapathi.(5)
10.6	Employment Agreement dated October 5, 2006 between Smartlinx VOIP Networks Private Limited and Job Thomas Thekkekkara.(5)
10.7	Agreement for Pilot Implementation of Live Tutor Virtual Learning Environment dated November 25, 2009 between Smartlinx VOIP Networks Private Limited and Polsani Group.(7)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on November 25, 2005, as amended.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on July 11, 2006.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 15, 2009.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 24, 2009.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 13, 2009.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 19, 2009.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 2, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMARTLINX INC.
Date: December 15, 2009

	By:	/s/ Abraham Joy

ABRAHAM JOY
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 15, 2009	By:	/s/ Abraham Joy
ABRAHAM JOY
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)

Date:	December 15, 2009	By:	/s/ Job Thomas
JOB THOMAS
Director

Date:	December 15, 2009	By:	/s/ Sunder Raj
SUNDER RAJ
Director