Form 10-Q
period 2009-12-31
SMARTLINX INC.
filed 2010-02-22
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

(201) 751-0602
(Registrant's telephone number, including area code)

Former Fiscal Year: August 31
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ x ]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[ ] Yes[ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).[ ] Yes[ x ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 22, 2010, the Issuer had 59,085,000 Shares of Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

As used in this Quarterly Report, the terms “we,” “us,” “our,” the “Company,” and “Smartlinx” mean Smartlinx Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

SMARTLINX INC.

(formerly Cignus Ventures Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

December 31, 2009
(Unaudited)

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)

	December 31,	March 31,
	2009	2009
	(unaudited)	(audited)

ASSETS

Current Assets
Cash (Note 4)	$46,316	$5,669
Receivables	7,058	2,631
Prepaid expenses	555	-

Total Current Assets	53,929	8,300

Deposit	10,662	9,584
Equipment, net of accumulated amortization (Note 5)	11,800	8,789

Total Assets	$76,391	$26,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$137,758	$4,916
Accounts payable and accrued liabilities –related parties (Note 6)	6,812	-
Loans Payable (Note 6)	151,464	123,134
Total Current Liabilities	296,034	128,050

Commitments and Contractual Obligations (Note 10)

Stockholders’ Deficit
Common stock (Note 7)
Authorized 270,000,000 common shares with a par value of $0.001 per share
Issued and outstanding December 31, 2009 - 59,085,000 March 31, 2009 - 49,950,000	59,085	2,223
Additional paid-in capital	2,670	10,540
Accumulated other comprehensive income:
Foreign currency cumulative translation adjustment	5,418	20,466
Deficit	(286,816)	(134,606)
Total Stockholders’ Deficit	(219,643)	(101,377)

Total Liabilities and Stockholders’ Deficit	$76,391	$26,673

The accompanying notes are an integral part of these consolidated financial statements.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
REVENUE
Customer Equipment	$1,397	$1,154	$4,540	$1,154
Telephone services	5,120	4,003	13,815	9,979
	6,517	5,157	18,355	11,133
EXPENSES
Direct cost of customer equipment	1,190	-	4,124	-
Direct cost of telephone services	16,771	9,977	32,141	33,147
Amortization	608	399	1,873	1,351
Professional fees	78,639	916	80,142	916
Selling, general and administrative	16,844	1,208	43,226	3,966
	114,052	12,500	161,506	39,380
LOSS BEFORE OTHER ITEM AND INCOME TAXES	(107,535)	(7,343)	(143,151)	(28,247)
Interest expense	3,919	1,946	9,059	5,837
LOSS BEFORE INCOME TAXES	(111,454)	(9,289)	(152,210)	(34,084)
Provision for income taxes	-	-	-	-
NET LOSS	(111,454)	(9,289)	(152,210)	(34,084)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(7,492)	3,175	(15,048)	16,181
COMPREHENSIVE LOSS	$(118,946)	$(6,114)	$(167,258)	$(17,903)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.93)	$(0.00)	$(3.41)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	58,301,413	10,000	52,743,927	10,000

The accompanying notes are an integral part of these consolidated financial statements.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
	December 31,	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(152,210)	$(34,084)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	1,873	1,352
Interest expense	7,828	5,695
Change in operating assets and liabilities:
Increase in receivables	(4,010)	(2,716)
Increase in prepaid expenses	(538)	-
Increase (decrease) in accounts payable and accrued liabilities	16,879	(3,944)
Increase in accounts payable and accrued liabilities –related parties'	17	-
Increase in accrued interest payable	1,193	-

Net cash used in operating activities	(128,968)	(33,697)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchases	(3,396)	(7,013)

Net cash used in investing activities	(3,396)	(7,013)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from Smartlinx VOIP Networks Private Limited	5,325	-
Increase (decrease) in loans payable	(46,633)	40,487
Issuance of common stock for cash	200,000	-

Net cash provided by financing activities	158,692	40,487

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH DURING THE PERIOD	14,319	1,999

NET INCREASE IN CASH	40,647	1,776

CASH, BEGINNING OF PERIOD	5,669	3,893

CASH, END OF PERIOD	$46,316	$5,669

Supplemental Disclosure with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2009
(Unaudited)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Smartlinx Inc. (formerly Cignus Ventures Inc.) (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 10, 2005. On March 21, 2005, the Company formed a wholly-owned subsidiary, known as CVI Exploration Ltd. (“CVI”), a company incorporated in British Columbia, Canada. The Company and CVI were formed for the purpose of acquiring exploration and development stage natural resource properties. Effective October 7, 2009, the Company acquired 100% of the issued and outstanding shares of Smartlinx VoIP Networks Private Limited (“Smartlinx VoIP”), a company in the business of providing support services to Nettlinx, a related party, who provides broadband Voice over Internet Protocol (“VoIP”) telephone services. Smartlinx also sells the equipment related to the VoIP telephone services. The Company has abandoned its mineral exploration business in order to focus its resources on the development of Smartlinx VoIP’s business. CVI was dissolved by the British Columbia Registrar of Companies.

Effective October 7, 2009, the Company acquired 100% of the issued and outstanding shares of Smartlinx VoIP from Citiglobal Ltd. (“Citiglobal”) in exchange for an aggregate of 8,775,000 shares of the Company’s common stock and warrants to acquire 4,250,000 shares of the Company’s common stock at an exercise price of $0.02 per share for a period of two years from the date of issuance. Concurrently, Citiglobal purchased 27,000,000 shares of the Company’s common stock from David K. Ryan, the former sole executive officer and director of the Company, for aggregate proceeds of $10,000. Completion of the acquisition resulted in the former sole shareholder of Smartlinx VoIP holding the majority of the Company’s issued and outstanding common stock. As a result, the transaction was accounted for as a recapitalization of Smartlinx VoIP.

The consolidated financial statements of the Company prior to October 7, 2009 are those of Smartlinx VoIP. The Company’s date of incorporation is considered to be August 21, 2006, the date of inception of Smartlinx VoIP. Effective October 13, 2009, the Company changed its name from Cignus Ventures Inc. to Smartlinx Inc.

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiay, Smartlinx VoIP. All significant inter-company balances and transactions have been eliminated on consolidation.

These unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at December 31, 2009 and for all periods presented, have been included. Interim results for the period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2009
(Unaudited)

2.	GOING CONCERN

These unaudited financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The operations of the Company have primarily been funded by the sale of common stock and loans received. Continued operations of the Company are dependent on the Company’s ability to complete equity financings or generate profitable operations in the future. Management’s plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms to the Company.

3.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States of America and are stated in U.S. dollars. The significant accounting policies adopted by the Company are as follows:

(a) Basis of preparation

The accompanying financial statements are reported in US Dollars (USD). The Indian Rupee (INR) is the functional currency for the Company. The translation of the functional currency into USD is performed for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues, costs and expenses using weighted average exchange rates prevailing during the reporting periods. Adjustments resulting from the translation of functional currency financial statements to reporting currency are accumulated and reported as accumulated other comprehensive income, a separate component of shareholder’s equity.

(b) Foreign currency translation

Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using exchange rates prevailing on the date of transaction. Gain or losses resulting from foreign currency transactions are included in the statement of operations.

(c) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires Management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Theses estimates are based on information available as of date of the financial statements. Actual results, therefore, could differ from those estimates.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2009
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Cash and cash equivalents

The company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash and claims to cash that are restricted as to withdrawal or used in ordinary course of business are classified as restricted cash and cash equivalents under other current assets.

(e) Receivables

Receivables are primarily amounts due from customers. They are stated at their estimated net realizable value. No allowance has been provided for the receivables as of December 31, 2009 and March 31, 2009.

(f) Equipment

Equipment is stated at historical cost, less accumulated depreciation; however these are re-stated in USD using the closing exchange rate.

Equipment costing less than US $100 is depreciated fully in the year of purchase. Depreciation is provided on a straight line basis at the following rates:

Computer Equipment –20%
Furniture & Fixtures – 5%

(g) Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h) Revenue recognition

Operating revenues consists of telephony support services revenues and customer equipment (which enables the telephony services). The point in time at which revenues are recognized is determined in accordance with ASC 605-10 and 605-50 formerly Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Consensus No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF No. 01-9”). Revenues are recorded as follows:

Telephony support services revenue - The Company provides support services to Nettlinx that earns telephony service revenues. The support services is a fixed monthly fee and is recognized at the end of each month once the service has been provided and collection is reasonably estimated.

Customer equipment - Customer equipment consists of revenues from sales of equipment directly to customers, and is earned once the equipment has been delivered, and collection is reasonably estimated.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2009
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(i) Direct cost of telephony services

Direct costs of telephony services consists of personnel costs. For the nine months ended December 31, 2009 and 2008, these personnel costs amounted to $32,141 and $33,147 respectively.

(j) Direct cost of customer equipment

Direct cost of customer equipment consists of the original purchase price of the equipment. For the nine months ended December 31, 2009 and 2008, these costs amounted to $4,124 and $Nil, respectively.

(k) Fair value of financial instruments

The Company's financial instruments consist of cash, receivables, deposit, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related parties and loans payable. The Company’s financial instruments are exposed to currency risks as they are denominated in Indian Rupees. The Nettlinx loan has a fixed interest rate term, and accordingly the Company does not believe it has significant interest rate risk. The Company’s deposit is with a major Indian bank and has a fixed interest rate of 8% and matures on February 14, 2012. The Company believes its credit risk is low as it maintains cash in reputable banks in India, and monitors its receivables regularly. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 formerly SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company adopted the provisions of ASC 820 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis as well as for non-financial assets and liabilities that are required to be measured at fair value. The adoption of the provisions of ASC 820 did not materially impact the Company’s financial position and results of operations.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company’s cash and deposit are classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices in active markets.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2009
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(l) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of December 31, 2009 and 2008, there were no potentially dilutive securities outstanding.

(m) Comprehensive income (loss)

The Company has adopted ASC 220 formerly SFAS 130 “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

(n) Recoverability of Long Lived Assets

Generally accepted accounting principles in the United States of America requires that the recoverable amount of an asset, including equipment, should be estimated whenever there is an indication that the asset may be impaired. The company, at each balance sheet date and whenever indications of impairment arise, evaluates the recoverability of the carrying amount of its long lived assets through an assessment of the estimated future undiscounted cash flows related to those assets. In the event that assets are found to be carried at amounts, which are in excess of estimates gross future cash flows, the carrying value of the related asset or group of assets is reduced by which the carrying value exceeds the fair value.

(o) Recent accounting pronouncements

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

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its financial position and results of operations.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2009
(Unaudited)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Recent accounting pronouncements (continued)

ASC 855-10-20, “Subsequent Events” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for the Company’s third quarter ended December 31, 2009 and the adoption did not have an impact on the financial statements. See Note 8 for the required disclosures.

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

In April 2009, the FASB issued ASC 320-10-65, formerly FASB Staff Position FAS 115-2, FAS 124-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). This accounting standard provides guidance related to determining the amount of an other-than-temporary impairment (OTTI) of debt securities and prescribes the method to be used to present information about an OTTI in the financial statements. It is effective for all interim and annual periods ending after June 15, 2009. The adoption of ASC 320-10-65 did not have a material effect on the Company’s results of operations, financial position, and cash flows.

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

(p) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2009
(Unaudited)

4.	CASH

Cash consists of:

	December 31,	March 31,
	2009	2009

Cash on hand	$2,254	$2,076
Cash at bank	43,062	3,593
Cash held in trust	1,000	-

	$46,316	$5,669

Restricted Cash and cash equivalents

The Company does not have any cash and cash equivalents that are pledged with any authority or institution and are restricted for use. The Company currently has a deposit with an Indian bank for 500,000 ($10,663) Rupees with 8% interest, which matures on February 13, 2012.

5.	EQUIPMENT

		Accumulated
	Cost	Amortization	Net

December 31, 2009
Computer equipment	$16,631	$5,362	$11,269
Furniture and fixtures	640	109	531

	$17,271	$5,471	$11,800

March 31, 2009
Computer equipment	$11,805	$3,532	$8,273
Furniture and fixtures	575	59	516

	$12,380	$3,591	$8,789

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2009
(Unaudited)

6.	RELATED PARTY TRANSACTIONS Nettlinx loan

The Company has entered into transactions with Nettlinx as follows:

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2009	2008

Sales to Nettlinx	$13,815	$9,979
Unsecured loan from Nettlinx	$88,954	$123,134

The Unsecured loan from Nettlinx is a line of credit up to INR 10,000,000 (USD $213,249). The loan bore an interest rate of 6% per annum and was payable at the November 18, 2009. During the quarter ended December 31, 2009, the loan was extended and is payable on or before November 18, 2010. The amount outstanding as of December 31, 2009 was INR 4,171,353 (USD $88,953). Nettlinx waived the required payment of interest for the periods presented. The Company has accounted for the interest expense as a shareholder contribution and is included in additional paid-in capital as of December 31, 2009 and March 31, 2009.

The Company has reviewed its related party transactions and balances and has concluded that these transactions are measured at the exchange amounts and under normal commercial terms and that the transactions would have been the same had the parties been non-related.

Accounts payable and accrued liabilities

At December 31, 2009, included in accounts payable and accrued liabilities –related party is $6,812 owed to a former officer and director of the Company. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Loans payable

During the year ended August 31, 2007, two non-interest bearing loans were granted from a stockholder totaling $13,500. The loans are unsecured and due on demand. On December 31, 2007, the Company agreed to begin paying interest on these loans at 10% per annum. During the year ended August 31, 2008, several additional loans were granted from the same stockholder totaling $18,000. During the year ended August 31, 2009, several additional loans were granted from the same stockholder totaling $22,550. During the period ended December 31, 2009, an additional loan was granted from the same stockholder totaling $200. The loans are unsecured, bear interest at 10% per annum and are due on demand. Interest accrued to date totals $8,261. Interest expense included in the statement of operations from October 7, 2009 to December 31, 2009 totaled $1,231.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2009
(Unaudited)

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

On August 21, 2006, the Company issued 49,950,000 shares of common stock for total proceeds of INR 100,000 (USD $2,223).

On October 7, 2009 the Company acquired all the issued and outstanding stock of Smartlinx VoIP, which was accounted for as a recapitalization of the Company (Note 1) in exchange for 8,775,000 shares of common stock and warrants to acquire 11,475,000 shares of the Company’s common stock at an exercise price of $0.0074 per share for a period of two years from the date of issuance. The issued number of shares of common stock is that of the Company with adjustments made for differences in par value between the Company and Smartlinx VoIP.

On November 24, 2009 the Company issued 360,000 units at a price of $0.555556 per unit, for total proceeds of $200,000 in a private placement transaction. Each unit consists of one share of the Company’s common stock and one share purchase warrant. Each share purchase warrant entitled the holder to purchase one additional share of the Company’s common stock at a price of $0.60 per share for a period of two years from the date of closing

8.	WARRANTS

		Weighted Average
	Number	Exercise Price

Warrants outstanding, March 31, 2009	-	$-
Granted	18,585,000	0.02
Exercised	-	-
Expired	-	-
Warrants outstanding, December 31, 2009	18,585,000	$0.02

A summary of warrants outstanding at December 31, 2009 is as follows:

Date	Issued	Outstanding	Exercise Price	Expiry Date

September 30, 2009	6,750,000	6,750,000	$ 0.0074	September 29, 2011
October 7, 2009	11,475,000	11,475,000	$ 0.0074	October 6, 2011
November 24, 2009	360,000	360,000	$ 0.6000	November 23, 2011

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2009
(Unaudited)

9.	SEGMENT INFORMATION

The Company’s operations will be conducted in one reportable segment being the business of providing technical support and back office services for Voice Over Internet Protocol (“VOIP”) and on-line tutoring services in India.

10.	COMMITMENTS

On January 27, 2009, Smartlinx VoIP entered into an agreement with Bharat Sanchar Nigam Limited (“BSNL”), a broadband service provider in India, to provide broadband access to prospective customers and to assist Smartlinx VoIP in marketing Live Tutor to existing customers of BSNL. Live Tutor delivers individualized and group based supplemental education to students using a video based system through a Live Tutor Virtual Learning Environment. In consideration of BSNL providing access to their customers, BSNL is entitled to:

	(a)	40% of our gross revenue from providing tutoring services to students in India; and

	(b)	20% of our gross revenue from providing tutoring services to overseas students.

The term of the agreement is for three years. BSNL may terminate the agreement if Smartlinx VoIP does not satisfy the following roll out obligations: (i) a minimum of 50,000 customers with minimum gross revenue payable to BSNL of INR 12,000,000 (USD $255,898) by January 27, 2010; and (ii) a minimum of 200,000 customers with minimum gross revenue payable to BSNL of INR 60,000,000 (USD $1,279,492) by January 27, 2011. The agreement has been amended whereby BSNL agreed to amend the roll out obligations of Live Tutor. Under the amended agreement, Smartlinx VoIP is required to have a minimum of 500 customers by March 31, 2010 and is not required to have minimum gross revenues. The parties also agreed to review the terms of the roll out provisions subsequent to March 31, 2010.

On November 25, 2009, Smartlinx VoIP entered into an agreement for the pilot implementation of live tutor virtual learning environment (the “Pilot Implementation Agreement”) with the Polsani Group, a business group based in India that, among other things, provides services in the education industry. Under the terms of the Pilot Implementation Agreement, Smartlinx has agreed to provide the Polsani Group with its Live Tutor Virtual Learning Environment, including its Live Tutor Management System and Live Tutor Connect, at each of the Polsani Group’s educational institutions in Hyderabad, Karimnagar and Lingapur, India. In consideration of providing these services, the Polsani Group has agreed to:

	(a)	pay INR 75,000 (USD $1,599), for three years of the Live Tutor Virtual Learning Environment, by June 1, 2010; and

	(b)	pay INR 10 (USD $0.21) per hour of Live Tutor Connect.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2009
(Unaudited)

11.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine	Nine
	Months	Months
	Ended	Ended
	December 31,	December 31,
	2009	2008

Cash paid for:
Interest	$-	$5
Income taxes	$-	$-

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the nine months ended December 31, 2009 and 2008, the Company accrued interest expense of 7,828 and 5,695, respectively, on the Nettlinx loan as additional paid in capital.

There were no other significant non-cash transactions for the periods ended December 31, 2009 and 2008.

12.	SUBSEQUENT EVENT

There were no subsequent events as of February 19, 2010.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

We were incorporated on March 10, 2005, under the laws of the State of Nevada under the name “Cignus Ventures Inc.” On October 13, 2009, we changed our name from “Cignus Ventures Inc.” to “Smartlinx Inc.” (the “Name Change”). Concurrent with the Name Change, we completed a 2.7 -for-1 forward spit of our common stock. Upon completion of the stock split, our authorized capital increased from 100,000,000 shares of common stock, par value $0.001 per share, to 270,000,000 shares of common stock, par value of $0.001 per share.

On October 7, 2009, we completed the acquisition of Smartlinx VoIP Networks Private Limited (“Smarlinx VoIP”) under the terms of a share purchase agreement dated August 20, 2009 (the “Share Purchase Agreement”) among Smartlinx VoIP, the Company, Smartlinx Acquisition Corp, our former wholly owned subsidiary, David K. Ryan, our sole executive officer, director and majority shareholder at the time of entering into the Share Purchase Agreement, and Citiglobal Ltd. (“Citiglobal”). Under the terms of the Share Purchase Agreement, Citiglobal transferred us all of its right, title and interest in Smartlinx in consideration of: (i) 3,250,000 pre-split (8,775,000 post-split) shares of our common stock; and (i) warrants to acquire 4,250,000 (11,475,000 post-split) pre-split shares of our common stock at an exercise price of $0.02 per pre-split ($0.0074 per post split) share until October 6, 2011.

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

As a result of our acquisition of Smartlinx VoIP, we are engaged as a start-up company that provides: (a) live video based tutoring services that utilizes a video enabled model and our “Live Tutor” website (“Live Tutor”); and (b) technical support and back office services for Voice-Over Internet Protocol (“VoIP”) telephony services.

Live Tutor

Live Tutor delivers individualized and group based supplemental education to students using a video based system through our Live Tutor Virtual Learning Environment. Through this fee based service, we are able to deliver tutoring and instruction in real time. Our initial focus is to develop and implement Live Tutor in India.

We currently provide Live Tutor services through our Live Tutor website. Our on-line tutoring services provide students with real-time, live video based content delivered on Personal Computers or video enabled IP-phones. As our Live Tutor services provide live on-line tutoring, a student will need to have broadband access for our Live Tutor services.

We are also in the process of developing our Live Tutor Virtual Learning Environment. Our Live Tutor Virtual Learning Environment is a virtual classroom service, equipped with audio and video infrastructure, being developed by us. Our Live Tutor Virtual Learning Environment service unitizes our Live Tutor Learning Management System (“Live Tutor LMS”) and Live Tutor Connect service. Live Tutor LMS is a learning management system that provides education institutions with the platform to develop their own learning programs, register students and teachers, manage schedules, maintain a learning calendar and store data. Live Tutor LMS is a customized and enhanced implementation of the MOODLE platform, an open source software for producing internet based courses and websites. Live Tutor Connect allows for hosting live interactive virtual classes, which allows instructors to interact with students through audio-video, chat, questions and answers, share presentations, documents and desktops screens online. Live Tutor Connect is a Windows based custom-built application software, tightly integrated to Live Tutor LMS and is designed to work even in low bandwidth conditions without having a need for expensive leased lines for Internet access.

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

The agreement was amended whereby BSNL agreed to amend our roll out obligations of Live Tutor. As a result, we are now required to have a minimum of 500 customers by March 31, 2010 and are not required to have minimum gross revenues. The parties have also agreed to review the terms of the roll out provisions subsequent to March 31, 2010.

Pilot Implementation Agreement with the Polsani Group

On November 25, 2009, we entered into an agreement for the pilot implementation of Live Tutor Virtual Learning Environment (the “Pilot Implementation Agreement”) with the Polsani Group, a business group based in India that, among other things, provides services in the education industry. Under the terms of the Pilot Implementation Agreement, we have agreed to provide the Polsani Group with its Live Tutor Virtual Learning Environment, including its Live Tutor LMS and Live Tutor Connect, at each of the Polsani Group’s educational institutions in Hyderabad, Karimnagar and Lingapur, India. In consideration of providing these services, the Polsani Group has agreed to pay us:

(a)	75,000 Rs. for three years of the Live Tutor Virtual Learning Environment, by June 1, 2010; and

(b)	10 Rs. per hour of Live Tutor Connect.

The parties of the Pilot Implementation Agreement have also agreed to meet every 15 days to review the progress of the implementation of the Live Tutor Virtual Learning Environment. The term of the agreement will continue until it is terminated by either of the parties.

As of the date of this Quarterly Report, we have commended our pilot Live Tutor Virtual Learning Environment in one of the Polsani Group’s schools.

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

As of December 31, 2009, we have primarily provided support services to Nettlinx Limited, a provider of broadband VoIP services.

PLAN OF OPERATION

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

The following table sets out our anticipated launch dates in the following states of India.

State	Year	Quarter
Andhra Pradesh	2010-11	First Quarter
Tamilnadu	2010-11	First Quarter
Karnataka	2010-11	First Quarter
Kerala	2010-11	First Quarter
International	2010-11	First Quarter
Maharashtra	2010-11	First Quarter
Gujarat	2010-11	First Quarter
Rajasthan	2010-11	Second Quarter
Madhya Pradesh	2010-11	Second Quarter
Haryana	2010-11	Second Quarter
Punjab	2010-11	Second Quarter
Delhi	2010-11	Second Quarter
Jammu & Kashmir	2010-11	Second Quarter
Himachal Pradesh	2010-11	Second Quarter
Uttaranchal	2010-11	Second Quarter
Uttar Pradesh	2010-11	Second Quarter
Orissa	2010-11	Third Quarter
Chhattishgarh	2010-11	Third Quarter
West Bengal	2010-11	Third Quarter
Bihar	2010-11	Third Quarter
Jharkhand	2010-11	Third Quarter
Sikkim	2010-11	Third Quarter
Assam	2010-11	Third Quarter
North East States	2010-11	Third Quarter

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

2.

New Delivery System: Our current delivery system for our Live Tutor services is the video phone. However, we plan to develop a new delivery system that includes video, voice and whiteboard features called “Live Tutor Connect”. Live Tutor Connect is an application that allows for hosting live interactive virtual classes, which allows instructors to interact with students through audio- video, chat, questions and answers, share presentations, documents and desktops screens online. Live Tutor Connect is a Windows based custom-built application software, tightly integrated to Live Tutor Learning Management System and is designed to work even in low bandwidth conditions without having a need for expensive leased lines for Internet access.

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

Note:
(1)	Includes legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934.

Our cash on hand as of December 31, 2009 is $46,316. As such, we do not have sufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, the acquisition of Smartlinx VoIP has been accounted for as a recapitalization of the Company and Smartlinx VoIP has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements are presented as a continuation of the operations of Smartlinx VoIP and not the Company. The financial information provided below for the three and nine months ended December 31, 2008 represent the operations of Smartlinx VoIP. The operations of the Company are included from the effective date of the acquisition, October 7, 2009.

Three and Nine Months Summary

	Three Months Ended			Nine Months Ended
	December 31		Percentage	December 31		Percentage
			Increase /			Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$6,517	$5,157	26.4%	$18,355	$11,133	64.9%
Expenses	(114,052)	(12,500)	812.4%	(161,506)	(39,380)	310.1%
Interest Expense	(3,919)	(1,946)	101.4%	(9,059)	(5,837)	55.2%
Net Loss	$(111,454)	$(9,289)	1,099.8%	$(152,210)	$(34,084)	346.6%

Revenues

During the nine months ended December 31, 2009, we earned revenues from our VoIP technical support services of $18,355 compared to $11,133 for the nine months ended December, 2008. There is no assurance that we will be able to generate similar revenues in the future or that it will earn significant revenues from our Live Tutor services.

Operating Expenses

Our operating expenses for the three and nine months ended December 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended			Nine Months Ended
	December 31		Percentage	December 31		Percentage
			Increase /			Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Direct cost of customer equipment	$1,190	$-	n/a	$4,124	$-	n/a
Direct cost of telephone services	16,771	9,977	68.1%	32,141	33,147	(3.0)%
Amortization	608	399	52.4%	1,873	1,351	38.6%

Professional fees	78,639	916	8,485.0%	80,142	916	8,649.1%

Selling, general and administrative	16,844	1,208	1,294.4%	43,226	3,966	989.9%
Total	$114,052	$12,500	812.4%	$161,506	$39,380	310.1%

Our operating expenses were $114,052 for the quarter ended December 31, 2009 and $12,500 for the quarter ended December 31, 2008. The increase in operating expenses is primarily a result of an increase in direct cost of telephone services, professional fees and selling, general and administration expenses.

Our direct costs of the telephone services increased from $9,977, during the quarter ended December 31, 2008, to $16,771, during the quarter ended December 31, 2009. These expenses primarily consist of personnel costs in connection with providing VoIP technical support services.

Director cost of computer equipment consists of the original purchase price of equipment.

The significant increase in professional fees from $916, during the quarter ended December 31, 2008, to $78,639, during the quarter ended December 31, 2009, is a result of legal and accounting fees in connection with our acquisition of Smartlinx VoIP and meeting our ongoing reporting obligations under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At December 31, 2009	At March 31, 2009	Increase / (Decrease)
Current Assets	$53,929	$8,300	549.7%
Current Liabilities	(296,034)	(128,050)	131.2%
Working Capital Deficit	$(242,105)	$(119,750)	102.2%

Cash Flows
	Nine Months Ended
	December 31, 2009	December 31, 2008
Net Cash Used in Operating Activities	$(128,968)	$(33,697)
Net Cash From Investing Activities	(3,396)	(7,013)
Net Cash Provided By Financing Activities	158,692	40,487
Effect of Exchange Rate on Cash	14,319	1,999
Net Increase (Decrease) in Cash During Period	$40,647	$1,776

As at December 31, 2009, we had cash on hand of $46,316. Our working capital deficit increased from $119,750, as at March 31, 2009, to $242,105, as at December, 2009. The increase in our working capital deficit is primarily due to our lack of capital to meet ongoing expenditures.

Under the terms of a loan agreement with Nettlinx Limited (“Nettlinx”), Nettlinx agreed to loan us 10,000,000 Rupees (approximately $200,000 USD) at a rate of 6% per annum. The loan from Nettlinx is unsecured and repayable by November 20, 2012 or such date that is mutually agreed. As of December 31, 2009, the outstanding balance on the unsecured loan from Nettlinx is $88,953.

During the nine months ended December 31, 2009, we also completed an equity financing of 360,000 post-split units for proceeds of $200,000. Each unit consists of one share and one warrant, with each warrant entitling the holder to purchase an additional share of common stock at a price of $0.60 per share until November 23, 2011.

Financing Requirements

As at December 31, 2009, we had cash in the amount of $46,316. Our current operating funds are not sufficient to meet our current obligations. Therefore, we will need to obtain additional financing in order to continue our operations. We also require additional financing to sustain our business operations if we are not successful in earning revenues. We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing for to fund our planned exploration activities.

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

Foreign Currency Translation

Transactions in foreign currency are recorded at the exchange rate prevailing on the date of transaction. Monetary assets and liabilities denominated in foreign currencies are expressed in functional currency at the exchange rates in effect at the balance sheet date. Revenues, costs and expenses are recorded using exchange rates prevailing on the date of transaction. Gain or losses resulting from foreign currency transactions are included in the statement of operations.

Revenue Recognition

Operating revenues consists of telephony support services revenues and customer equipment (which enables the telephony services). The point in time at which revenues are recognized is determined in accordance with ASC 605-10 and 605-50 formerly Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force Consensus No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF No. 01-9”). Revenues are recorded as follows:

Telephony support services revenue - We provide support services to Nettlinx that earns telephony service revenues. The support services is a fixed monthly fee and is recognized at the end of each month once the service has been provided and collection is reasonably estimated.

Customer equipment - Customer equipment consists of revenues from sales of equipment directly to customers, and is earned once the equipment has been delivered, and collection is reasonably estimated.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended August 31, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success depends largely upon the efforts, abilities, and decision-making of our executive officers and directors. The loss of any of these individuals would have an adverse effect on our business prospects. We do not currently maintain "key-man" life insurance and there is no contract in place assuring the services our executive officers and directors for any length of time. In the event that we should lose our sole officer or our directors and we are unable to find suitable replacements, we may not be able to develop our business, in which case investors might lose all of their investment.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated September 14, 2009 between the Company (as parent surviving company) and Smartlinx Acquisition Corp. (as subsidiary merging entity).(6)

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation.(1)
3.2	Certificate of Merger.(6)
3.3	Articles of Merger between the Company (as surviving entity) and Smartlinx Acquisition Corp. (as merging entity), with surviving entity changing its name to “Smartlinx Inc.” (6)
3.4	Bylaws, as amended.(1)
4.1	Form of Share Certificate.(1)
10.1	Interim Agreement dated June 29, 2009 between the Company and Smartlinx VOIP Networks Private Limited.(3)
10.2	Share Purchase Agreement dated August 20, 2009 among Smartlinx VOIP Networks Private Limited, the Company, Smartlinx Acquisition Corp., David K. Ryan and Citiglobal Ltd.(4)
10.3

Agreement for Provision of Video Tutor Services to Broadband Subscribers of BSNL dated January 27, 2009 between Smartlinx VOIP Networks Private Limited and the Broadband Subscribers of Bharat Sanchar Nigam Limited.(5)

10.4	Loan Agreement dated November 20, 2006 between Nettlinx Limited and Smartlinx VOIP Networks Private Limited.(5)
10.5	Employment Agreement dated June 1, 2009 between Smartlinx VOIP Networks Private Limited and Sunder Raj Nyayapathi.(5)
10.6	Employment Agreement dated October 5, 2006 between Smartlinx VOIP Networks Private Limited and Job Thomas Thekkekkara.(5)
10.7	Agreement for Pilot Implementation of Live Tutor Virtual Learning Environment dated November 25, 2009 between Smartlinx VOIP Networks Private Limited and Polsani Group.(7)
14.1	Code of Ethics.(2)
21.1	List of Subsidiaries.(8)
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(8)

Notes:
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on November 25, 2005, as amended.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on July 11, 2006.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 15, 2009.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 24, 2009.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 13, 2009.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 19, 2009.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 2, 2009.
(8)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SMARTLINX INC.

Date:	February 22, 2010	By:	/s/ Abraham Joy
ABRAHAM JOY
Chief Executive Officer, Chief Financial Officer
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)