Form 10-K
period 2010-03-31
SMARTLINX INC.
filed 2010-07-14
CIK 1341327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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
Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $120,000 as of September 30, 2009, based on a price of $0.02 per share, being the last price at which the Registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 12, 2010, the Registrant had 59,085,000 shares of common stock outstanding.

CAUTIONARY NOTE ON UNAUDITED FINANCIAL STATEMENTS

The financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2010 (the “Annual Report”) have not been audited or reviewed by the Company’s independent registered public accounting firm (the “Auditor”). As a result, this Annual Report is deficient.

Upon the Company receiving audited financial statements, the Company plans to file an amendment to this Annual Report incorporating the audited financial statements for the year ended March 31, 2010, the certification required by Section 906 of the Sarbanes Oxley Act of 2002 and any other amendments to this Annual Report necessitated by the audited financial statements.

SMARTLINX INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

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

On October 7, 2009, we completed the acquisition of Smartlinx VoIP Networks Private Limited (“Smartlinx VoIP”) under the terms of a share purchase agreement dated August 20, 2009 (the “Share Purchase Agreement”) among Smartlinx VoIP, the Company, Smartlinx Acquisition Corp, our former wholly owned subsidiary, David K. Ryan, our sole executive officer, director and majority shareholder at the time of entering into the Share Purchase Agreement, and Citiglobal Ltd. (“Citiglobal”). Under the terms of the Share Purchase Agreement, Citiglobal transferred us all of its right, title and interest in Smartlinx VoIP in consideration of: (i) 3,250,000 pre-split (8,775,000 post-split) shares of our common stock; and (ii) warrants to acquire 4,250,000 (11,475,000 post-split) pre-split shares of our common stock at an exercise price of $0.02 per pre-split ($0.0074 per post split) share until October 6, 2011.

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

Live Tutor

Live Tutor delivers individualized and group based supplemental education to students using a video based system through our Live Tutor Virtual Learning Environment. Through this fee based service, we are able to deliver tutoring and instruction in real time. Our initial focus is to implement Live Tutor Services in India.

We currently provide Live Tutor services through our Live Tutor website. Our on-line tutoring services provide students with real-time, live video based content delivered on Personal Computers. As our Live Tutor services provide live on-line tutoring, a student will need to have broadband access for our Live Tutor services.

We are also in the process of developing our Live Tutor Virtual Learning Environment. Our Live Tutor Virtual Learning Environment is a virtual classroom service, equipped with audio and video infrastructure, being developed by us. Our Live Tutor Virtual Learning Environment service unitizes our Live Tutor Learning Management System (“Live Tutor LMS”) and Live Tutor Connect service (“Live Tutor Connect”). Live Tutor LMS is a learning management system that provides education institutions with the platform to develop their own learning programs, register students and teachers, manage schedules, maintain a learning calendar and store data. Live Tutor LMS is a customized and enhanced implementation of the MOODLE platform, an open source software for producing internet based courses and websites. Live Tutor Connect allows for hosting live interactive virtual classes, which allows instructors to interact with students through audio-video, chat, questions and answers, share presentations, documents and desktops screens online. Live Tutor Connect is a Windows based custom-built application software, tightly integrated to Live Tutor LMS and is designed to work even in low bandwidth conditions without having a need for expensive leased lines for Internet access.

Broadband Services of BSNL

In order to facilitate the deployment of Live Tutor Services, we entered into an agreement dated January 27, 2009 with Bharat Sanchar Nigam Limited (“BSNL”), a broadband service provider in India, to provide broadband access to prospective customers and assist us in marketing Live Tutor to its existing customers. In consideration of BSNL providing us with access to their customers, BSNL is entitled to: (i) 40% of our gross revenue from providing tutoring services to students in India; and (ii) 20% of our gross revenue from providing tutoring services to overseas students. The term of this agreement is for three years. BSNL may terminate the agreement if we do not satisfy the following roll out obligations: (i) a minimum of 50,000 customers with minimum gross revenue payable to BSNL of Rs. 12,000,000 by January 27, 2010; and (ii) a minimum of 200,000 customers with minimum gross revenue payable to BSNL of Rs. 60,000,000 by January 27, 2011.

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

As of the date of this Annual Report, we have commenced our pilot Live Tutor Virtual Learning Environment in one of the Polsani Group’s schools. Due to delays in the Polsani Group’s roll out plan, we have not received the initial payment of 75,000 Rs.

VoIP Technical Support

We are also engaged in the business of providing technical support and back office services to small and medium sized businesses in India with respect to VoIP monitoring services.

Our SmartRMS IP telephony monitoring services is a service that remotely monitors and handles voice, video, data and multiple applications over a web based interface. We provide our customers with the following IP telephony services:

-	Evaluate the impact of IP telephony on our customers’ environment.

-	Assist customers in evaluating the benefits and viability of an IP telephony system.

-	Implement IP telephony systems, including designing detail project plans, phase implementation and integration with our customers’ existing infrastructure.

-	Provide round-the clock IP telephony support to our customers.

As of March 31, 2010, we have primarily provided support services to Nettlinx Limited, a provider of broadband VoIP services.

Customers

For our Live Tutor business, we are reliant on our agreement with BSNL to generate customers. If BSNL terminates its agreement with us, we may lose a substantial majority of our customer base. We are actively seeking out additional customers for Live Tutor. However, there are no assurances that we will be successful in attracting new customers.

For our VoIP telephony services, we are reliant on our principal customer, Nettlinx Limited. We are actively seeking additional customers for our VoIP telephony services. However, there is no assurance that we will be successful in attracting new customers.

Competition

We face significant competition in each of our business segments. The competition focuses on price, quality of service and/or product, reputation and location.

Live Tutor. We believe that the key competitive factors in our market are technology, expertise and capabilities, brand recognition, content, instructional methodology and access to capital.

We compete in the tutoring market against both traditional providers of educational services and other online tutoring providers:

-

Individual Tutors. We compete with individual home tutors. In most geographic areas, individual tutors have the largest share of the tutoring market. We may also compete with state and local education agencies that fund individual tutoring.

-

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

-

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

Employees

Other than our executive officers and directors, we have ten (10) employees.

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

On January 27, 2009, we entered into an agreement with BSNL to provide Live Tutor to the customers of BSNL. Under the terms of the agreement, we are required to meet certain rollout obligations and to pay BSNL forty percent (40%) of our gross revenues for tutoring services providing to students in India and twenty percent (20%) of our gross revenues for tutoring services provided to overseas students. The agreement was amended whereby BSNL agreed to amend our roll out obligations of Live Tutor. As a result, we are now required to have a minimum of 500 customers by March 31, 2010 are not required to have minimum gross revenues. If we are unable to meet these obligations to BSNL, BSNL may terminate its agreement with us. Termination of the agreement may cause us to lose a substantial majority of our customer base and cause our business to fail.

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

Market Information

Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol “SMLK.” The high and low bid information for our common stock for the fiscal years ended March 31, 2010 and 2009 as reported by the OTC Bulletin Board were:

QUARTER	HIGH ($)	LOW ($)
December 31, 2009	0.50	0.50
March 31, 2010	0.71	0.10

No information on the high and low prices for our shares was available from the OTC Bulletin Board prior to the quarter ended December 31, 2009.

Quotations provided by the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders

As of July 12, 2010, there were 59,085,000 shares of our common stock issued and outstanding that are held of record by 18 registered stockholders. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales Of Unregistered Securities

Other than as disclosed in our Current Reports and Quarterly Reports, we have not completed any recent sales of unregistered securities.

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

Subject to our ability to obtain additional financing, we plan to launch our Kindergarten to Grade 12 service during the second quarter of our fiscal year ending March 31, 2011. If successful, we plan to implement our vocational education, higher education and value added services in the first quarter of our 2012 fiscal year.

The following table sets out our anticipated launch dates in the following states of India.

State	Year	Quarter
Andhra Pradesh	2010-11	Second Quarter
Tamilnadu	2010-11	Second Quarter
Karnataka	2010-11	Second Quarter
Kerala	2010-11	Second Quarter
International	2010-11	Second Quarter
Maharashtra	2010-11	Second Quarter
Gujarat	2010-11	Second Quarter
Rajasthan	2010-11	Third Quarter
Madhya Pradesh	2010-11	Third Quarter
Haryana	2010-11	Third Quarter
Punjab	2010-11	Third Quarter
Delhi	2010-11	Third Quarter
Jammu & Kashmir	2010-11	Third Quarter
Himachal Pradesh	2010-11	Third Quarter
Uttaranchal	2010-11	Third Quarter
Uttar Pradesh	2010-11	Third Quarter
Orissa	2010-11	Fourth Quarter
Chhattisgarh	2010-11	Fourth Quarter
West Bengal	2010-11	Fourth Quarter
Bihar	2010-11	Fourth Quarter
Jharkhand	2010-11	Fourth Quarter
Sikkim	2010-11	Fourth Quarter
Assam	2010-11	Fourth Quarter
North East States	2010-11	Fourth Quarter

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

Development of our Live Tutor Services

In addition to the anticipated launch of Live Tutor in the states listed above, we also plan on further developing our Live Tutor services as follows:

1.

Upgrade Web Interface: We are in the process of developing Live Tutor’s web interface in order to meet various business processing requirements. We anticipate that this will assist students and teachers in a seamless delivery of content.

2.

New Delivery System: We have developed a new delivery system that includes video, voice and whiteboard features called “Live Tutor Connect”. Live Tutor Connect is an application that allows for hosting live interactive virtual classes, which allows instructors to interact with students through audio-video, chat, questions and answers, share presentations, documents and desktops screens online. Live Tutor Connect is a Windows based custom-built application software, tightly integrated to Live Tutor Learning Management System and is designed to work even in low bandwidth conditions without having a need for expensive leased lines for Internet access.

3.

Learning Management System: We are in the process of developing our Live Tutor Learning Management System (“LMS”) in order to manage the delivery of tutoring services to students. Live Tutor LMS allows us to create learning programs, manage schedules, maintain a learning calendar and store data. In addition, we anticipate that our Live Tutor LMS will integrate with Live Tutor Connect under a single login for registered users to access data, attend classes, manage content and interact with peers. Live Tutor LMS is customized and enhanced implementation of the open source MOODLE platform. MOODLE is an open source software for producing internet based courses and web sites.

4.	Research & Development: We plan to continue research and development in order to make Live Tutor compatible with current technological trends and any future technology changes, including:

	•	Devices – Mobile handsets, handheld PDA’s, net books;

	•	Compatibility with new operating systems on personal computers and other delivery devices;

	•	Deliver learning on low cost PC’s and thin clients;

	•	Operate on low bandwidths; and

	•	Operate on 3G and other wireless networks.

Cash Requirements Over The Next Twelve Months

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over the Next Twelve Months
Capital Expenditure	$700,000
Research and Development	$300,000
Product Launch Expense	$250,000
General and Administrative(1)	$870,000
TOTAL	$2,120,000

Note:

(1)	Includes legal and accounting expenses associated with our reporting requirements under the Securities Exchange Act of 1934.

Our cash on hand as of March 31, 2010 is $21,258. As such, we do not have sufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Under generally accepted accounting principles, the acquisition of Smartlinx VoIP has been accounted for as a recapitalization of the Company and Smartlinx VoIP has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements are presented as a continuation of the operations of Smartlinx VoIP and not the Company. The financial information provided below for the year ended March 31, 2009 represent the operations of Smartlinx VoIP. The operations of the Company are included from the effective date of the acquisition, October 7, 2009.

Summary of Year End Results

	Year Ended	Year Ended	Percentage
	March 31, 2010	March 31, 2009	Increase /
	(unaudited)	(unaudited)	(Decrease)
Revenue	$24,174	$26,866	(10.0)%
Expenses	(294,602)	(62,251)	373.2%
Other Items	(16,561)	(7,376)	124.5%
Net Loss	$(286,989)	$(42,761)	571.1%

Revenues

During the year ended March 31, 2010, we earned revenues from our VoIP technical support services of $24,174 compared to $26,866 during the year ended March 31, 2009. There is no assurance that we will be able to generate similar revenues in the future or that it will earn significant revenues from our Live Tutor services.

Operating Expenses

The major components of our expenses for the years ended March 31, 2010 and 2009 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	March 31, 2010	March 31, 2009	Increase /
	(unaudited)	(unaudited)	(Decrease)
Direct cost of customer equipment	$4,604	$3,110	48.0%
Direct cost of VoIP and Live Tutor services	45,116	14,203	217.7%
Amortization	2,866	1,751	63.7%
Professional fees	146,483	549	26,581.8%
Selling, general and administrative	95,533	42,638	124.1%
Total	$294,602	$62,251	373.2%

Our operating expenses were $294,602 for the year ended March 31, 2010 and $62,251 for the year ended March 31, 2009. The increase in operating expenses is primarily a result of an increase in direct cost of VoIP and Live Tutor services, professional fees and selling, general and administration expenses.

Our direct costs of VoIP and Live Tutor services increased from $14,203, during the year ended March 31, 2009, to $45,116, during the year ended March 31, 2010. The increase is primarily due to personnel costs in connection with Live Tutor platform development and testing.

Direct cost of computer equipment consists of the original purchase price of equipment.

The significant increase in professional fees from $549, during the year ended March 31, 2009, to $146,483, during the year ended March 31, 2010, is a result of legal and accounting fees in connection with our acquisition of Smartlinx VoIP and meeting our ongoing reporting obligations under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended	Year Ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Net Cash (Used In) Provided By Operating Activities	$(196,588)	$(32,449)
Net Cash Used In Investing Activities	(20,610)	(13,628)
Net Cash Provided By Financing Activities	203,649	49,101
Net Increase in Cash During Period	$15,589	$1,776

Working Capital
	At March 31, 2010	At March 31, 2009	Percentage
	(unaudited)	(unaudited)	Increase / (Decrease)
Current Assets	$22,772	$8,300	174.4%
Current Liabilities	(431,825)	(128,050)	237.2%
Working Capital Deficit	$(409,053)	$(119,750)	241.6%

As at March 31, 2010, we had cash on hand of $21,258. Our working capital deficit increased from $119,750, as at March 31, 2009, to $408,942, as at March 31, 2010. The increase in our working capital deficit is primarily due to an increase in accounts and loans payable as a result of our lack of capital to meet ongoing expenditures.

Under the terms of a loan agreement with Nettlinx Limited (“Nettlinx”), Nettlinx agreed to loan us 10,000,000 Rupees (approximately $200,000 USD) at a rate of 6% per annum. The loan from Nettlinx is unsecured and repayable by November 20, 2012 or such date that is mutually agreed. As of March 31, 2010, the outstanding balance on the unsecured loan from Nettlinx is $138,446.

During the year ended March 31, 2010, we entered into a loan agreement with a third party company whereby the third party company has agreed to lend us up to $25,000. The loan will bear interest at a rate of 6% per annum and is due on or before March 4, 2012.

During the year ended March 31, 2010, we completed the following equity financings:

(a)

On September 30, 2009, we issued 6,750,000 post split units for proceeds of $50,000. Each unit consists of one share and one warrant, with each warrant entitling the holder to purchase an additional share of common stock at a price of $0.0074 per share until September 29, 2011; and

(b)

On November 24, 2009, we issued 360,000 post-split units for proceeds of $200,000. Each unit consists of one share and one warrant, with each warrant entitling the holder to purchase an additional share of common stock at a price of $0.60 per share until November 23, 2011.

Financing Requirements

Our current operating funds are not sufficient to meet our current obligations. Therefore, we will need to obtain additional financing in order to continue our operations

On March 11, 2010 our Board of Directors approved a private placement offering (the "Foreign Offering") of up to 5,000,000 units (the “Units”) at a price of $0.40 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of common stock exercisable at a price of $0.50 US per share for a two-year period from the date of issuance. The Foreign Offering will be made to persons who are not “U.S. Persons” as defined in Regulation S of the Securities Act of 1933.

Under the Foreign Offering, we may pay a commission or finders fee to duly licensed brokers and investment dealers of up to 10% of the cash proceeds of the offering and issue warrants to purchase up to 10% of the number of Units sold in the offering on the same terms as the placed warrants.

We intend to use the proceeds of the Foreign Offering to implement our plan of operation and for general working capital purposes. There is no assurance that the Foreign Offering or any part of it will be completed

OFF-BALANCE SHEET ARRANGEMENTS

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Unaudited Annual Financial Statements, including:

1.	Unaudited Consolidated Balance Sheets as at March 31, 2010 and 2009;

2.	Unaudited Consolidated Statements of Operations for the years ended March 31, 2010 and 2009.

3.	Unaudited Consolidated Statements of Cash Flows for the years ended March 31, 2010 and 2009.

4.	Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency) for the period from inception through March 31, 2010; and

5.	Notes to the Unaudited Consolidated Financial Statements.

SMARTLINX INC.

(formerly Cignus Ventures Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in U.S. Dollars)

March 31, 2010 and 2009

(Unaudited & Unreviewed)

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
(Unaudited & Unreviewed)

	March 31,	March 31,
	2010	2009

ASSETS

Current Assets
Cash (Note 4)	$21,258	$5,669
Receivables	1,103	2,631
Prepaid expenses	411	-
Deferred tax asset, less valuation allowance $249,309 (2008- $41,593) (Note 5)	-	-

Total Current Assets	22,772	8,300

Deposit	11,215	9,584
Equipment, net of accumulated amortization (Note 6)	14,326	8,789
Intangible (Note 7)	15,046	-

Total Assets	$63,359	$26,673

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$197,100	$4,916
Accounts payable and accrued liabilities –related parties (Note 8)	7,155	-
Loans Payable (Note 8 and 9)	227,570	123,134

Total Current Liabilities	431,825	128,050

Commitments and Contractual Obligations (Note 14)

Stockholders’ Deficiency
Common stock (Note 10)
Authorized 270,000,000 common shares with a par value of $0.001 per share
Issued and outstanding March 31, 2010 -59,085,000 March 31, 2009 -49,950,000	59,085	2,223
Additional paid-in capital	2,670	10,540
Accumulated other comprehensive income (loss):
Foreign currency cumulative translation adjustment	(8,626)	20,466
Deficit	(421,595)	(134,606)

Total Stockholders’ Deficiency	(368,466)	(101,377)

Total Liabilities and Stockholders’ Deficiency	$63,359	$26,673

History and Organization (Note 1)
Going Concern (Note 2)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in U.S. Dollars)
(Unaudited & Unreviewed)

	2010	2009

REVENUE

Customer Equipment	$5,146	$9,651
Telephone services	19,028	17,215
	24,174	26,866

EXPENSES

Direct cost of customer equipment	4,604	3,110
Direct cost of telephone services	45,116	14,203
Amortization	2,866	1,751
Professional fees	146,483	549
Selling, general and administrative	95,533	42,638
	294,602	62,251

LOSS BEFORE OTHER ITEM AND INCOME TAXES	(270,427)	(35,385)

Interest expense	(17,462)	(7,376)
Interest income	901	-

LOSS BEFORE INCOME TAXES	(286,989)	(42,761)
Provision for income taxes	-	-

NET LOSS	(286,989)	(42,761)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(29,092)	25,351

COMPREHENSIVE LOSS	$(316,081)	$(17,410)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(4.28)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,307,480	10,000

The accompanying notes are an integral part of these consolidated financial statements.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(Unaudited & Unreviewed)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(286,989)	$(42,761)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	2,866	1,751
Interest expense	-	7,377
Change in operating assets and liabilities:
Decrease (increase) in receivables	1,835	(110)
Increase in prepaid expenses	(387)	-
Increase in accounts payable and accrued liabilities ,	73,981	1,294
Increase in accounts payable and accrued liabilities –related parties	343	-
Increase in accrued interest payable	11,763	-

Net cash used in operating activities	(196,588)	(32,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment purchases	(6,315)	(2,868)
Intangible	(14,190)	-
Purchase of deposit	(105)	(10,760)

Net cash used in investing activities	(20,610)	(13,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from Smartlinx VOIP Networks Private Limited	5,325	-
Increase in loans payable	11,325	49,101
Issuance of common stock for cash	200,000	-

Net cash provided by financing activities	203,649	49,101

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH DURING THE YEAR	29,138	(1,248)

NET INCREASE IN CASH	15,589	1,776

CASH, BEGINNING OF YEAR	5,669	3,893

CASH, END OF YEAR	$21,258	$5,669

Supplemental Disclosure with Respect to Cash Flows (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(Expressed in U.S. Dollars)
(Unaudited & Unreviewed)

	Common Stock			Accumulated
				Other
	Number		Additional	Comprehensive
	of Shares	Par Value	Paid-in Capital	Income (Loss)	Deficit	Total

Sale of common stock for cash, August 21, 2006	49,950,000	$2,223	$-	$-	$-	$2,223

Net loss					(41,543)	(41,543)

Balance, March 31, 2007	49,950,000	2,223			(41,543)	(39,320)

Interest expense			3,163			3,163

Foreign currency translation adjustment				(4,885)		(4,885)

Net loss					(50,302)	(50,302)

Balance, March 31, 2008	49,950,000	2,223	3,163	(4,885)	(91,845)	(91,344)

Interest expense			7,377			7,377

Foreign currency translation adjustment				25,351		25,351

Net loss					(42,761)	(42,761)

Balance, March 31, 2009	49,950,000	2,223	10,540	20,466	(134,606)	(101,377)

Recapitalization, October 7, 2009	8,775,000	56,502	(207,510)			(151,008)

Issuance of units for cash at $0.56 per unit, November 24, 2009	360,000	360	199,640			200,000

Foreign currency translation adjustment				(29,092)		(29,092)

Net loss					(286,989)	(286,989)

Balance, March 31, 2010	59,085,000	$59,085	$2,670	$(8,626)	$(421,595)	$(368,466)

The accompanying notes are an integral part of these consolidated financial statements.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2010
(Unaudited & Unreviewed)

1.	HISTORY AND ORGANIZATION OF THE COMPANY

Smartlinx Inc. (formerly Cignus Ventures Inc.) (“the Company”) was incorporated in the State of Nevada, U.S.A., on March 10, 2005. On March 21, 2005, the Company formed a wholly-owned subsidiary, known as CVI Exploration Ltd. (“CVI”), a company incorporated in British Columbia, Canada. The Company and CVI were formed for the purpose of acquiring exploration and development stage natural resource properties. Effective October 7, 2009, the Company acquired 100% of the issued and outstanding shares of Smartlinx VoIP Networks Private Limited (“Smartlinx VoIP”), a company in the business of providing support services to Nettlinx, a related party, who provides broadband Voice over Internet Protocol (“VoIP”) telephone services. Smartlinx also sells the equipment related to the VoIP telephone services and is developing live video based tutoring services using a video enabled model and the Company’s Live Tutor website. The Company has abandoned its mineral exploration business in order to focus its resources on the development of Smartlinx VoIP’s business. CVI was dissolved by the British Columbia Registrar of Companies.

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Smartlinx VoIP. All inter-company balances and transactions have been eliminated on consolidation.

These unaudited and unreviewed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited and unreviewed financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States of America generally accepted accounting principles. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations and cash flows as at March 31, 2010 and for all periods presented, have been included.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2010
(Unaudited & Unreviewed)

2.	GOING CONCERN

These financial statements have been prepared with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, certain conditions noted below raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
March 31, 2010
(Unaudited & Unreviewed)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(d) Cash and cash equivalents

The company considers all highly liquid instruments with a maturity of three months or less when purchased to be cash equivalents. Cash and claims to cash that are restricted as to withdrawal or used in ordinary course of business are classified as restricted cash and cash equivalents under other current assets.

(e) Receivables

Receivables are primarily amounts due from customers. They are stated at their estimated net realizable value. No allowance has been provided for the receivables as of March 31, 2010 and 2009.

(f) Equipment

Equipment is stated at historical cost, less accumulated depreciation and re-stated in USD using the closing exchange rate.

Equipment costing less than US $100 is depreciated fully in the year of purchase. Depreciation is provided on a straight line basis at the following rates:

Computer Equipment –20%
Furniture & Fixtures – 5%

(g) Intangible

Intangibles are stated at historical cost and restated in USD using the closing exchange rate. Capitalized amounts relate to development costs of the Company’s Live Tutor software during the application development stage. No depreciation is provided for as the software has not begun to generate revenues.

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

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2010
(Unaudited & Unreviewed)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(i) Revenue recognition

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

(j) Direct cost of telephony services

Direct costs of telephony services consists of personnel costs. For the years ended March 31, 2010 and 2009, these personnel costs amounted to $45,116 and $14.203, respectively.

(k) Direct cost of customer equipment

Direct cost of customer equipment consists of the original purchase price of the equipment. For the ended March 31, 2010 and 2009, these costs amounted to $4,604 and $3,110, respectively.

(l) Fair value of financial instruments

The Company's financial instruments consist of cash, receivables, prepaid expenses, deposit, accounts payable and accrued liabilities, accounts payable and accrued liabilities – related parties and loans payable. The Company’s financial instruments are exposed to currency risks as they are denominated in Indian Rupees. The Nettlinx loan has a fixed interest rate term, and accordingly the Company does not believe it has significant interest rate risk. The Company’s deposit is with a major Indian bank and has a fixed interest rate of 8% and matures on February 13, 2012. The Company believes its credit risk is low as it maintains cash in reputable banks in India, and monitors its receivables regularly. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.

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

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2010
(Unaudited & Unreviewed)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(l) Fair value of financial instruments (continued)

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

(m) Net loss per share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into consideration shares of common stock outstanding (computed under basic earnings per share) and potentially dilutive shares of common stock. As of March 31, 2010 and 2009, there were no potentially dilutive securities outstanding.

(n) Comprehensive income (loss)

The Company has adopted ASC 220 formerly SFAS 130 “Reporting of Comprehensive Income,” which establishes guidelines for the reporting and display of comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) includes foreign currency translation adjustments.

(o) Recoverability of Long Lived Assets

Generally accepted accounting principles in the United States of America require that the recoverable amount of an asset, including equipment, should be estimated whenever there is an indication that the asset may be impaired. The company, at each balance sheet date and whenever indications of impairment arise, evaluates the recoverability of the carrying amount of its long lived assets through an assessment of the estimated future undiscounted cash flows related to those assets. In the event that assets are found to be carried at amounts, which are in excess of estimates gross future cash flows, the carrying value of the related asset or group of assets is reduced by which the carrying value exceeds the fair value.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2010
(Unaudited & Unreviewed)

3.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(p) Recent accounting pronouncements

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements, amending ASC 820. ASU 2010-06 requires entities to provide new disclosures and clarify existing disclosures relating to fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2010-06, but does not expect its adoption to have a material impact on the Company’s financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855), amending ASC 855. ASU 2010-09 removes the requirement for an SEC filer to disclose a date relating to its subsequent events in both issued and revised financial statements. ASU 2010-09 also eliminates potential conflicts with the SEC’s literature. Most of ASU 2010-09 is effective upon issuance of the update. The Company adopted ASU 2010- 09 in February 2010, and its adoption did not have a material impact on the Company’s financial reporting and disclosures.

(q) Reclassifications

Certain amounts reported in the prior periods have been reclassified to conform to the current period’s presentation.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2010
(Unaudited & Unreviewed)

4.	CASH

Cash consists of:

	March 31,	March 31,
	2010	2009

Cash on hand	$2,292	$2,076
Cash at bank	18,966	3,593

	$21,258	$5,669

Restricted Cash and cash equivalents

The Company does not have any cash and cash equivalents that are pledged with any authority or institution and are restricted for use. The Company currently has a deposit with an Indian bank for 500,000 (USD $11,215) Rupees with 8% interest, which matures on February 13, 2012.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2010
(Unaudited & Unreviewed)

5.	DEFERRED INCOME TAXES

Income tax benefits attributable to losses from United States of America operations was $Nil for the years ended March 31, 2010 and 2009, and differed from the amounts computed by applying the United States of America federal income tax rate of 34 percent to pretax losses from development stage activities as a result of the following:

	Year Ended	Year Ended
	March 31,	March 31,
	2010	2009

Loss for the year	$(286,989)	$(42,761)

Computed "expected" tax benefit	$(97,576)	$(14,539)
Foreign tax rate differentials	5,065	1,326
Change in valuation allowance	92,511	13,213

Income tax recovery	$-	$-

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2010 and 2009, is presented below:

	2010	2009

Deferred tax assets:
Net operating loss carry forwards – US	$157,230	$-
Net operating loss carry forwards – India	92,079	41,593

Valuation allowance	(249,309)	(41,593)

Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of March 31, 2010 and 2009 was $249,309 and $41,593, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The losses in India may be carried forward to 2030 and the losses in the United States expire through to 2025.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2010
(Unaudited & Unreviewed)

6.	EQUIPMENT

		Accumulated
	Cost	Amortization	Net

March 31, 2010
Computer equipment	$20,372	$6,613	$13,759
Furniture and fixtures	666	99	567

	$21,038	$6,712	$14,326

March 31, 2009
Computer equipment	$11,805	$3,532	$8,273
Furniture and fixtures	575	59	516

	$12,380	$3,591	$8,789

7.	INTANGIBLE

		Accumulated
	Cost	Amortization	Net

March 31, 2010
Live Tutor software	$15,046	$-	$15,046

March 31, 2009
Live Tutor software	$-	$-	$-

8.	LOAN PAYABLE

During the year ended March 31, 2010, a loan was granted from a third party company totaling $25,000. The loan bears interest at 6% per annum and is due March 4, 2012. Interest accrued to date totals $111. Interest expense included in the statement of operations for the year ended March 31, 2010 totaled $111.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2010
(Unaudited & Unreviewed)

9.	RELATED PARTY TRANSACTIONS

Nettlinx

The Company has entered into transactions with Nettlinx as follows:

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2010	2009

Sales to Nettlinx	$19,028	$26,866
Purchases from Nettlinx	$4,604	$-
Rent to Nettlinx	$19,905	$-
Unsecured loan from Nettlinx	$138,446	$123,134

The Unsecured loan from Nettlinx is a line of credit up to INR 10,000,000 (USD $222,074). The loan bore an interest rate of 6% per annum and was payable at the November 18, 2009. During the quarter ended December 31, 2009, the loan was extended and is payable on or before November 18, 2012. The net amount outstanding as of March 31, 2010 was INR 6,234,221 (USD $138,446) which includes interest payable of INR 429,612 (USD $9,541). The net amount outstanding as of March 31, 2009 was INR 6,423,910 (USD $123,134). Nettlinx waived the required payment of interest for the year ended March 31, 2009. The Company has accounted for the interest expense as a shareholder contribution and it is included in additional paid-in capital as of March 31, 2010 and 2009.

The Company has reviewed its related party transactions and balances and has concluded that these transactions are measured at the exchange amounts and under normal commercial terms and that the transactions would have been the same had the parties been non-related.

Receivables

At March 31, 2010, included in receivables is INR 23,287 (USD $517) owed from a director and officer to Smartlinx VoIP for travel expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

Accounts payable and accrued liabilities

At March 31, 2010, included in accounts payable and accrued liabilities –related party is $6,871 owed to a former officer and director of the Company. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

At March 31, 2010, included in accounts payable and accrued liabilities –related party is INR 12,786 (USD $284) owed to a director and officer of Smartlinx VoIP for reimbursement of travel expenses. Amounts due to and from officers and directors are unsecured, non-interest bearing and due on demand.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2010
(Unaudited & Unreviewed)

9.	RELATED PARTY TRANSACTIONS (continued)

Loans payable

During the year ended August 31, 2007, two non-interest bearing loans were granted from a stockholder totaling $13,500. The loans are unsecured and due on demand. On December 31, 2007, the Company agreed to begin paying interest on these loans at 10% per annum. During the year ended August 31, 2008, several additional loans were granted from the same stockholder totaling $18,000. During the year ended August 31, 2009, several additional loans were granted from the same stockholder totaling $22,550. During the year ended March 31, 2010, an additional loan was granted from the same stockholder totaling $200. The loans are unsecured, bear interest at 10% per annum and are due on demand. Interest accrued to date totals $9,763. Interest expense included in the statement of operations for the year ended March 31, 2010 totaled $2,845.

10.	COMMON STOCK

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

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2010
(Unaudited & Unreviewed)

11.	WARRANTS

		Weighted Average
	Number	Exercise Price

Warrants outstanding, March 31, 2009	-	$-
Granted	18,585,000	0.02
Exercised	-	-
Expired	-	-
Warrants outstanding, March 31, 2010	18,585,000	$0.02

A summary of warrants outstanding at March 31, 2010 is as follows:

Date	Issued	Outstanding	Exercise Price	Expiry Date

September 30, 2009	6,750,000	6,750,000	$ 0.0074	September 29, 2011
October 7, 2009	11,475,000	11,475,000	$ 0.0074	October 6, 2011
November 24, 2009	360,000	360,000	$ 0.6000	November 23, 2011

12.	SEGMENT INFORMATION

The Company’s operations will be conducted in one reportable segment being the business of providing technical support and back office services for Voice Over Internet Protocol (“VOIP”) and on-line tutoring services in India.

13.	COMMITMENTS AND CONTRACTUAL OBLIGATIONS

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

The term of the agreement is for three years. BSNL may terminate the agreement if Smartlinx VoIP does not satisfy the following roll out obligations: (i) a minimum of 50,000 customers with minimum gross revenue payable to BSNL of INR 12,000,000 (USD $266,488) by January 27, 2010; and (ii) a minimum of 200,000 customers with minimum gross revenue payable to BSNL of INR 60,000,000 (USD $1,332,442) by January 27, 2011. The agreement has been amended whereby BSNL agreed to amend the roll out obligations of Live Tutor. Under the amended agreement, Smartlinx VoIP is required to have a minimum of 500 customers by March 31, 2010 and is not required to have minimum gross revenues. The parties also agreed to review the terms of the roll out provisions subsequent to March 31, 2010.

SMARTLINX INC.
(formerly Cignus Ventures Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
March 31, 2010
(Unaudited & Unreviewed)

13.	COMMITMENTS (continued)

On November 25, 2009, Smartlinx VoIP entered into an agreement for the pilot implementation of live tutor virtual learning environment (the “Pilot Implementation Agreement”) with the Polsani Group, a business group based in India that, among other things, provides services in the education industry. Under the terms of the Pilot Implementation Agreement, Smartlinx has agreed to provide the Polsani Group with its Live Tutor Virtual Learning Environment, including its Live Tutor Management System and Live Tutor Connect, at each of the Polsani Group’s educational institutions in Hyderabad, Karimnagar and Lingapur, India. In consideration of providing these services, the Polsani Group has agreed to:

	(a)	pay INR 75,000 (USD $1,666), for three years of the Live Tutor Virtual Learning Environment, by June 1, 2010; and

	(b)	pay INR 10 (USD $0.22) per hour of Live Tutor Connect.

On March 25, 2010, Smartlinx VoIP entered into an agreement for VoIP support services with Nettlinx. In consideration of these services, Nettlinx has agreed to pay INR 80,000 (US $1,777) per month for 12 months.

14.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2010	2009

Cash paid for:
Interest	$4,940	$-
Income taxes	$-	$-

Non-cash Transactions

Investing and financing activities that do not have an impact on current cash flows are excluded from the statement of cash flows.

During the period from inception (August 12, 2006) to March 31, 2010, the Company issued 8,775,000 common shares for the acquisition of Smartlinx VoIP.

During the year ended March 31, 2009, the Company accrued interest expense of $7,377 on the Nettlinx loan as additional paid in capital.

There were no other significant non-cash transactions for the years ended March 31, 2010 and 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9AT.       CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.          OTHER INFORMATION.

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following tables set forth information regarding our executive officers and directors:

Name	Age	Positions
Abraham Joy	35	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director
Job Thomas	47	Director
Sunder Raj	47	Director

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

Job Thomas was appointed as a member of our Board of Directors on October 7, 2009 and is a director and Chief Financial Operating Officer of Smartlinx VoIP. Mr. Thomas has over 25 years of IT exposure and has worked in various managerial positions. Prior to his appointment to Smartlinx VoIP, Mr. Thomas was the regional business systems manager of Hindustan Coca-Cola Bottling Company Limited, India. Mr. Thomas obtained a Bachelor of Science (Mathematics) from Calicut University in 1983 and a PG Diploma (Personnel Management & Industrial Relations) from St. Joseph’s College of Business Administration in 1985.

Sunder Raj was appointed as a member of our Board of Directors on October 7, 2009 and is a director of Smartlinx VoIP. In 1986, Mr. Raj co-founded CS Software Enterprise Limited and acted as Executive Director and CEO. During his tenure as CS Software Enterprise Limited, Mr. Raj was responsible for the overall business strategy, developing business plans and goals and management of project teams. Mr. Raj obtained a Bachelor of Engineering from Osmania University in 1983 and a Master of Technology in Electrical Engineering from the Indian Institute of Technology in 1985.

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

Compliance With Section 16(a) Of The Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, we believe that, during the year ended March 31, 2010, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.           EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth total compensation paid to or earned by our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K during the fiscal years ended March 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year End March 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Abraham Joy(1) CEO, CFO, President, Secretary, Treasurer and Director	2010 2009	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
David K. Ryan(2) Former President, Former Secretary, Former Treasurer, Former CEO & Former CFO and Former Director	2010 2009	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Notes:

(1)	Abraham Joy was appointed as our CEO, CFO, President, Secretary, Treasurer and a Director on October 7, 2009. Pursuant to the terms of a verbal agreement, we pay Mr. Joy $5,000 per month.

(2)	David K. Ryan resigned as our CEO, CFO, President, Secretary, Treasurer and a Director on October 7, 2009.

Outstanding Equity Awards At Fiscal Year End

As at March 31, 2010, we had no outstanding equity awards.

Director Compensation

The following table sets forth the compensation paid to our directors during our March 31, 2010 fiscal year, other than directors who were also named executive officers as that term is defined in Item 402(m)(2).

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Job Thomas(1)	$0	$0	$0	$0	$0	$23,366	$23,366
Sunder Raj(2)	$0	$0	$0	$0	$0	$6,283	$6,283

Notes:

(1)

Job Thomas Thekkekkara was appointed as a member of our Board of Directors on October 7, 2009. Pursuant to the terms of an employment agreement between Mr. Thomas and Smartlinx VoIP, Mr. Thomas is paid Rs. 1,140,000 (approximately $23,900) per annum.

(2)

Nyayapathi Sunder Raj was appointed as a member of our Board of Directors on October 7, 2009. Pursuant to the terms of an employment agreement between Mr. Raj and Smartlinx VoIP, Mr. Raj is paid Rs. 360,000 (approximately $7,500) per annum.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 12, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Abraham Joy Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	Nil(2)	Nil
Common Stock	Job Thomas Thekkekkara Director	Nil(3)	Nil
Common Stock	Nyayapathi Sunder Raj Director	Nil(4)	Nil
Common Stock	All Officers and Directors as a Group (3 persons)	Nil	Nil
5% STOCKHOLDERS
Common Stock	Citiglobal Ltd. 6th Floor, Newton Tower Sir William Newton Street, Port Louis, Republic of Mauritius	47,250,000(5) (direct)	67.0%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of July 12, 2010. As at July 12, 2010, we have 59,085,000 shares of common stock issued and outstanding.

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

Acquisition of Smartlinx VoIP

Under the terms of the Share Purchase Agreement, we issued 3,250,000 pre-split (8,775,000 post-split) shares of our common stock and 4,250,000 pre-split (11,475,000 post-split) warrants to Citiglobal, a beneficial holder of more than five percent of our outstanding shares, for all the issued and outstanding shares of Smartlinx VoIP. In addition, Mr. Ryan, our former sole executive officer and director, transferred 10,000,000 pre-split (27,000,000 post-split) shares of common stock owned by him to Citiglobal for an aggregate purchase price of $10,000.

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

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended March 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows.

	Year Ended March 31, 2010	Year Ended March 31, 2009

Audit Fees	$21,250	$12,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$21,250	$12,000

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated September 14, 2009 between the Company (as parent surviving company) and Smartlinx Acquisition Corp. (as subsidiary merging entity).(6)

3.1	Articles of Incorporation.(1)

3.2	Certificate of Merger.(6)

3.3	Articles of Merger between the Company (as surviving entity) and Smartlinx Acquisition Corp. (as merging entity), with surviving entity changing its name to “Smartlinx Inc.” (6)

3.4	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 270,000,000 shares, par value $0.001 per share.(6)

3.5	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Interim Agreement dated June 29, 2009 between the Company and Smartlinx VOIP Networks Private Limited.(3)

10.2	Share Purchase Agreement dated August 20, 2009 among Smartlinx VOIP Networks Private Limited, the Company, Smartlinx Acquisition Corp., David K. Ryan and Citiglobal Ltd.(4)

10.3

Agreement for Provision of Video Tutor Services to Broadband Subscribers of BSNL dated January 27, 2009 between Smartlinx VOIP Networks Private Limited and the Broadband Subscribers of Bharat Sanchar Nigam Limited.(5)

10.4	Loan Agreement dated November 20, 2006 between Nettlinx Limited and Smartlinx VOIP Networks Private Limited.(5)

10.5	Employment Agreement dated June 1, 2009 between Smartlinx VOIP Networks Private Limited and Sunder Raj Nyayapathi.(5)

10.6	Employment Agreement dated October 5, 2006 between Smartlinx VOIP Networks Private Limited and Job Thomas Thekkekkara.(5)

10.7	Agreement for Pilot Implementation of Live Tutor Virtual Learning Environment dated November 25, 2009 between Smartlinx VOIP Networks Private Limited and Polsani Group.(7)

10.8	Loan Agreement dated March 4, 2010 between Noah Investments FZ LLC and Smartlinx VOIP Networks Private Limited.

14.1	Code of Ethics.(2)

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(8)

Notes:

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on November 25, 2005, as amended.
(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on July 11, 2006.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed with the SEC on July 15, 2009.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on August 24, 2009.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 13, 2009.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 19, 2009.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 2, 2009.
(8)	Previously filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on December 15, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SMARTLINX INC.
Date: July 12, 2010

	By:	/s/ Abraham Joy
ABRAHAM JOY
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 12, 2010	By:	/s/ Abraham Joy
ABRAHAM JOY
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	July 12, 2010	By:	/s/ Job Thomas
JOB THOMAS
Director

Date:	July 12, 2010	By:	/s/ Sunder Raj
SUNDER RAJ
Director